Form 10-Q
period 1995-03-31
DEXTER CORP
filed 1995-05-11
CIK 28582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number   1-5542

                             THE DEXTER CORPORATION
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                                    06-0321410
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

ONE ELM STREET, WINDSOR LOCKS, CONNECTICUT                    06096
(Address of principal executive offices)                    (Zip Code)

(203) 627-9051
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                  Outstanding at April 28, 1995
- --------------------------                       -----------------------------
COMMON STOCK, PAR VALUE $1                             24,437,980 SHARES
- --------------------------                       -----------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1-Financial Statements

       Reference is made to the following consolidated financial statements which are incorporated herein by reference:

       (a) Exhibit 99a - Condensed Statement of Income for the three months ended March 31, 1995 and 1994.

       (b) Exhibit 99b - Condensed Statement of Financial Position as of March 31, 1995, December 31, 1994, and March 31, 1994.

       (c) Exhibit 99c - Condensed Statement of Cash Flows for the three months ended March 31, 1995 and 1994.

       (d) Exhibit 99d - Net Sales by Market for the three months ended March 31, 1995 and 1994.

       (e)  Exhibit 99e - Notes to Consolidated Financial Statements.

       The unaudited financial data included herein as of March 31, 1995 and 1994, and the three-month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2-Management's Discussion and Analysis of
       Financial Condition and Results of Operations

       The company reported that net income for the first quarter of 1995 was $10.5 million, or $.43 per share, compared with $9.3 million, or $.38 per share for the first quarter of 1994. Earnings increased 13% in the first quarter of 1995 despite an average raw material cost increase of over 5% from the first quarter last year, which was partially offset by selling price increases. The effect of changes in currency exchange rates, versus the first quarter of 1994, increased earnings by $.02 per share.

       Sales for the first quarter of 1995 were a record $266.8 million, a 14% increase over sales of $233.5 million in the first quarter of 1994. This 14% increase includes a 9% increase due to unit volume, a 4% increase due to the effect of higher currency translation rates on international sales, and price increases averaging 1%.

       Products with strong sales performance in the first quarter of 1995 include acoustic materials serving the automotive market, electronic encapsulation materials, magnetic materials, food and beverage can coatings, nonwoven products serving the international markets, and sales of products at Life Technologies, Inc.

       Consolidated gross margin of 32.1% for the first quarter of 1995, stated as a percentage of sales, decreased by 1.4 percentage points from 33.5% in the first quarter of 1994. Significant increases in the cost of commodity raw materials more than accounted for the decrease in gross

Item 2 -Management's Discussion and Analysis of Financial
        Condition and Results of Operations, continued

        margin. Partially offsetting these cost increases were the favorable effects of selling price increases, improvement in manufacturing productivity, and higher gross margins at Life Technologies, Inc. The first quarter 1995 gross margin of 32.1% was up .6 percentage points from the fourth quarter of last year. This improvement was mainly due to a rebound in margin at Life Technologies, Inc. whose deterioration of margin in 1994 was the principal cause of last year's decline in consolidated gross margin.

        Marketing and administrative cost decreased to 18.9% of sales in the first quarter compared with 19.7% of sales in the same period last year. This percent of sales decrease still yielded a $4.3 million, or 9%, increase in spending which reflects increased marketing efforts at Life Technologies, Inc.

                                     PART II

                                OTHER INFORMATION

Item 1-Legal Proceedings

       On September 16, 1987, employees of American National Can Company were allegedly exposed to an emission of ethyl acrylate from the Packaging Products division's adjacent plant in Birmingham, Alabama. The alleged incident is believed to involve only episodic exposure to a low level and concentration of the chemical, resulting in minor respiratory irritation. To date, approximately $38,000 in medical expenses is believed to have been incurred by the injured American National Can employees, as well as some lost production time. In July of 1989, an action was commenced in the Circuit Court for the Judicial District of Jefferson County, Alabama, by thirty-three employees of American National Can against the Company, Rohm and Haas Company, Liberty Mutual Insurance Company and certain other defendants, including certain employees of the Company's Packaging Products division. The suit alleged that the plaintiffs were exposed to an emission of ethyl acrylate from the Company's Packaging Products division's plant in Birmingham, Alabama, and suffered injury as a consequence thereof. The complaint sought $10 million in damages from the defendants. Dexter's insurance carrier was placed on notice and agreed to provide the Company with a defense pursuant to the terms and conditions of their policy. The litigation was settled in February 1995 and all claims against the Company have been dismissed. The litigation and settlement did not have a material adverse effect on the Company's financial condition or results of operations.

Item 4-Submission of Matters to a Vote of Security Holders

       The annual meeting of the shareholders of the company was held on April 27, 1995, where the following actions were taken:

 (a) The re-election to the Board of Directors of Mr. Robert M. Furek, President and Chief Executive Officer of Heublein, Inc.; Ms. Martha Clark Goss, Senior Vice President, Enterprise Integrated Control of The Prudential Insurance Company of America; and Glen L. Urban, Ph.D., Dean of Alfred P. Sloan School of Management at the Massachusetts Institute of Technology.

       The votes for each director were as follows:

       Director                                             For                Withheld
       --------                                             ---                ---------
       Mr. Robert M. Furek                                20,548,288           1,679,961
       Ms. Martha Clark Goss                              22,119,921             108,328
       Glen L. Urban, Ph.D.                               20,548,987           1,679,262

       In addition, the following directors continue in office for the terms expiring as indicated: Mr. Charles H. Curl (1997), Mr. Peter G. Kelly
       (1997), Mr. Jean-Francois Saglio (1997), Mr. Bernard M. Fox (1996), Mr.
       K. Grahame Walker (1996), and George M. Whitesides, Ph.D. (1996).

 (b) The selection of Coopers & Lybrand L.L.P. as auditors of the company for the year 1995 was ratified.

       The votes for selection of Coopers & Lybrand L.L.P. were as follows:

            For                Against              Abstain
            ---                -------              -------
         22,144,260            54,811               29,178

 (c) The shareholder proposal that the Board of Directors adopt a policy concerning severance agreements with officers and directors of the company was rejected. The Board of Directors had recommended that this proposal be rejected.

       The votes for this shareholder proposal were as follows:

            For                Against              Abstain             Broker Nonvotes
            ---                -------              -------             ---------------
         8,184,096           12,265,460             523,848                1,254,845

Item 5-Other Information

 (a) Mr. Robert E. McGill, III, whose term as director expired on April 27, 1995, did not stand for re-election. Mr. McGill served the company for nearly 20 years, most recently as Executive Vice President, Finance and Administration from 1989 to December 1994, when he retired.

Item 6-Exhibits and Reports on Form 8-K

 (a)   Exhibit 15 of Part 1- Letter to Securities and Exchange Commission re:
       Incorporation of Accountants' Report

       Exhibit 27 of Part 1 - Financial Data Schedule

       Exhibit 99 of Part 1 - First Quarter 1995 Financial Statements and Notes

 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE DEXTER CORPORATION

Date   May 11, 1995                               /s/ Kathleen Burdett
    ------------------                            ------------------------------
                                                  Kathleen Burdett
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date   May 11, 1995                               /s/ George Collin
    ------------------                            ------------------------------
                                                  George Collin
                                                  Controller
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.

15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report.

27      Financial Data Schedule.

99      First Quarter 1995 Financial Statements and Notes.