Form 10-Q
period 1995-06-30
DEXTER CORP
filed 1995-08-04
CIK 28582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                          ---------------------------

Commission file number   1-5542
                         ------

                             THE DEXTER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                                       06-0321410
- -------------------------------                              ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

ONE ELM STREET, WINDSOR LOCKS, CONNECTICUT                           06096
- ------------------------------------------                        ----------
(Address of principal executive offices)                          (Zip Code)


(203) 627-9051
- ----------------------------------------------------
(Registrant's telephone number, including area code)

N/A
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X     No
                                       ---------    ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                   Outstanding at July 31, 1995
- --------------------------                         ----------------------------
COMMON STOCK, PAR VALUE $1                              24,514,980 SHARES
- --------------------------                         ----------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1 - Financial Statements

         Reference is made to the following consolidated financial statements which are incorporated herein by reference:

         (a) Exhibit 99a - Condensed Statement of Income for the three months and six months ended June 30, 1995 and 1994.

         (b) Exhibit 99b - Condensed Statement of Financial Position as of June 30, 1995, December 31, 1994, and June 30, 1994.

         (c) Exhibit 99c - Condensed Statement of Cash Flows for the six months ended June 30, 1995 and 1994.

         (d) Exhibit 99d - Net Sales by Market for the three months and six months ended June 30, 1995 and 1994.

         (e) Exhibit 99e - Notes to Consolidated Financial Statements.

         The unaudited financial data included herein as of June 30, 1995 and 1994, and for the three- and six-month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         The company reported that net income for the second quarter of 1995 increased 9% to $12.0 million, or $.49 per share, compared with $11.0 million, or $.45 per share for the second quarter last year. This 9% increase was due to continued strong sales growth which reached 15% compared with the same period last year. Earnings growth was restricted by raw material cost increases which, net of selling price increases, reduced earnings by approximately $.14 per share compared with the second quarter of 1994. This reduction was somewhat offset by the favorable effect of changes in currency exchange rates versus the second quarter of 1994 which increased earnings by $.04 per share.

         Sales for the second quarter of 1995 were a record $283.0 million, a 15% increase over sales of $247.1 million in the second quarter of 1994. This 15% increase includes a 9% increase due to unit volume, a 5% increase due to the effect of higher currency translation rates on international sales, and price increases averaging 1%.

         Sales for the six months ended June 30, 1995, were $549.8 million, a 14% increase compared with sales of $480.6 million for the same period last year. Earnings for the first six months of 1995 were $22.4 million, or $.92 per share, an 11% increase compared with results for the first half of 1994 of $.83 per share. This 11% increase includes a reduction of approximately

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued

         $.23 per share due to the effect of raw material cost increases, net of selling price increases, and a $.06 per share increase due to the effect of changes in currency exchange rates.

         Products with strong sales performance in the second quarter and first half of 1995 include electronic encapsulation materials, magnetic materials, food and beverage can coatings serving international markets, food and medical nonwoven products, and sales of products at Life Technologies, Inc.

         Consolidated gross margin of 31.8% for the second quarter of 1995, stated as a percentage of sales, decreased 1.3 percentage points from 33.1% in the second quarter of 1994. Gross margin for the first six months of 1995 was 31.9% down from 33.3% for the same period last year. Continued increases in the cost of commodity raw materials more than accounted for the decrease in gross margin. Partially offsetting these cost increases were the favorable effects of overall selling price increases, productivity improvements and cost containment, and at Life Technologies, Inc., higher gross margin.

         Other income was $2.9 million for the second quarter of 1995, a decrease of $.5 million, or 14% from the second quarter last year. Other income for the first six months of 1995 was $5.9 million compared with $6.2 million last year. The decrease in each period was primarily due to lower net equity income from companies owned 50% or less.

         Marketing and administrative cost increased $4.6 million, or 10% for the second quarter of 1995, and $9.0 million, or 10% year-to-date. Both period increases are principally due to increased marketing efforts at Life Technologies, Inc. Marketing and administrative cost for the second quarter and the first six months of 1995 decreased as a percentage of sales compared with last year.

         In July 1995, the Board of Directors adopted an amendment to the company's shareholder rights plan. This amendment reduces the plan's "flip-in" trigger from 30 percent to 20 percent. As amended, the rights plan provides that if anyone becomes the beneficial owner of 20 percent or more of the outstanding common stock of the company, every other holder of a right will then be entitled to receive, upon exercise, shares of the company's common stock having a value of two times the exercise price of the right.

                                     PART II

                                OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

 (a)   Exhibit 4B(2)            -  Amendment No. 3 to the registrant's Rights Agreement, dated November 5, 1986, was filed as
                                   Exhibit 4 to Form 8-A/A, which was filed with the Securities and Exchange Commission on July 13,
                                   1995, and is hereby incorporated by reference.

       Exhibit 15 of Part 1     -  Letter to Securities and Exchange Commission re:  Incorporation of Accountants' Report

       Exhibit 27 of Part 1     -  Financial Data Schedule

       Exhibit 99 of Part 1     -  Second Quarter 1995 Financial Statements and Notes

 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE DEXTER CORPORATION

Date   August 4, 1995                       /s/ Kathleen Burdett
     ------------------------               -------------------------------

                                            Kathleen Burdett
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date   August 4, 1995                       /s/ George Collin
     ------------------------               ------------------------------

                                            George Collin
                                            Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.
- -----------

15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report.

27               Financial Data Schedule.

99               Second Quarter 1995 Financial Statements and Notes.