Form 10-Q
period 1995-09-30
DEXTER CORP
filed 1995-11-09
CIK 28582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from               to
                               -------------    --------------
Commission file number   1-5542
                         ------

                             THE DEXTER CORPORATION
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                                     06-0321410
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

ONE ELM STREET, WINDSOR LOCKS, CONNECTICUT                      06096
(Address of principal executive offices)                     (Zip Code)

(860) 292-7675
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X..... No.......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   Outstanding at October 31, 1995

COMMON STOCK, PAR VALUE $1                              24,517,280 SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 - Financial Statements

         Reference is made to the following consolidated financial statements which are incorporated herein by reference:

         (a) Exhibit 99a - Condensed Statement of Income for the three months and nine months ended September 30, 1995 and 1994.

         (b) Exhibit 99b - Condensed Statement of Financial Position as of September 30, 1995, December 31, 1994, and September 30, 1994.

         (c) Exhibit 99c - Condensed Statement of Cash Flows for the nine months ended September 30, 1995 and 1994.

         (d) Exhibit 99d - Net Sales by Market for the three months and nine months ended September 30, 1995 and 1994.

         (e)  Exhibit 99e - Notes to Consolidated Financial Statements.

         The unaudited financial data included herein as of September 30, 1995 and 1994, and for the three and nine-month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The company reported that net income for the third quarter increased 11% to $9.4 million, or $.39 per share, compared with $8.4 million, or $.35 per share, for the third quarter of last year despite unprecedented raw material cost increases. Net of selling price increases, the unfavorable impact of higher raw material costs was approximately $.10 per share compared with the third quarter of 1994. This was partially offset by the favorable effect of changes in currency exchange rates versus the third quarter of 1994, which enhanced earnings by $.01 per share, and a $.01 per share increase due to the reduction of the effective tax rate in the third quarter of 1995.

         Sales for the third quarter of 1995 were $268.5 million, a $25.2 million, or 10% increase compared with sales of $243.3 million in the third quarter of 1994. This 10% increase included a 6% increase due to volume, a 2% increase due to the effect of higher currency translation rates on international sales, and price increases averaging 2%.

         Sales for the nine-month period ended September 30, 1995, were $818.3 million, a $94.4 million, or 13% increase compared with sales of $723.9 million for the same period last year. This 13% increase included an 8% increase due to volume, a 4% increase due to favorable translation rates, and price increases averaging 1%.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued

         Earnings for the nine-month period of 1995 were $31.8 million, or $1.31 per share, an 11% increase compared with the $1.18 per share for the first nine months of 1994. This 11% increase included an unfavorable impact of approximately $.33 per share due to the effect of raw material cost increases, net of selling price increases. Partially offsetting this negative effect was a $.07 per share increase due to the favorable currency exchange rates and a $.01 per share increase due to the reduction of the effective tax rate from 36% in 1994 to 35.5% in 1995.

         Products with strong sales performance in the third quarter and first nine months of 1995 include electronic encapsulation materials, magnetic materials, food and beverage can coatings serving the European market, medical nonwoven products, and products at Life Technologies, Inc. Products with weaker performance in the third quarter and first nine months compared with 1994 included coatings for the aerospace and automotive markets.

         Consolidated gross margin of 31.5% for the third quarter of 1995, stated as a percentage of sales, decreased from 31.9% in the same period last year. Gross margin for the first nine months of 1995 was 31.8%, down from 32.8% for the nine-month period last year. Continued increases in the cost of commodity raw materials more than accounted for the decrease in gross margin. Partially offsetting these cost increases were the favorable effects of overall selling price increases, productivity improvements, cost containment, and at Life Technologies, Inc., higher gross margin.

         Other income was $2.3 million for the third quarter of 1995, a decrease of $.6 million, or 20% from the third quarter last year. Other income for the first nine months of 1995 was $8.2 million compared with $9.1 million last year. The decrease in each period was primarily due to lower net equity income from companies owned 50% or less.

         Marketing and administrative costs increased $4.5 million, or 9% for the third quarter of 1995, and $13.4 million, or 10% year-to-date. Both period increases are principally due to increased marketing efforts at Life Technologies, Inc. Marketing and administrative costs for the third quarter and the first nine months of 1995 decreased as a percentage of sales compared with last year.

         On September 1, 1995, Life Technologies, Inc. acquired an additional 1% ownership in its Japanese subsidiary, which resulted in a 51% controlling interest, and therefore, the subsidiary's financial results are consolidated as of the acquisition date.

         In October 1995, the company announced that it would sell its 50% equity interest in D & S Plastics International and also its acoustic materials business. The planned divestitures follow the company's decision to reduce its future strategic emphasis on the automotive market.

         The company also announced in October 1995 that it will purchase up to one million shares of its common stock from time to time in the open market.

                                     PART II

                                OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

    (a)  Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission
                                re: Incorporation of Accountants' Report

         Exhibit 27 of Part 1 - Financial Data Schedule

         Exhibit 99 of Part 1 - Third Quarter 1995 Financial Statements and
                                Notes

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE DEXTER CORPORATION

Date       November 9, 1995                       /s/ Kathleen Burdett
    -----------------------------                 -----------------------------

                                                  Kathleen Burdett
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date       November 9, 1995                       /s/ George Collin
    -----------------------------                 -----------------------------

                                                  George Collin
                                                  Controller
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.
-----------

15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report.

27               Financial Data Schedule.

99               Third Quarter 1995 Financial Statements and Notes.