Form 10-K
DEXTER CORP
filed 1996-03-07
CIK 28582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ----------------- to -----------------

Commission file number 1-5542
--------------------------------------------------------------------------------
                             THE DEXTER CORPORATION
             (Exact name of registrant as specified in its charter)

                             CONNECTICUT                                        06-0321410
                   --------------------------------                       -----------------------
                   (State or other jurisdiction of                           (I.R.S. Employer
                    incorporation or organization)                        Identification Number)
                            ONE ELM STREET
                      WINDSOR LOCKS, CONNECTICUT                                   06096
              ------------------------------------------                        -----------
               (Address of principal executive offices)                         (Zip Code)
 Registrant's telephone number, including area code     860-292-7675

Securities registered pursuant to Section 12(b) of the Act:

                               NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS            WHICH REGISTERED
---------------------------    ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the registrant's common stock as of February 29, 1996, held by nonaffiliates of the registrant. $566,413,309.

The number of shares of the registrant's common stock, $1 par value, outstanding at February 29, 1996 was 24,102,694.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
The Dexter Corporation's 1995 Annual Report to Shareholders (Parts I, II and
IV).

Proxy Statement accompanying the notice, dated March 7, 1996, of the annual meeting of The Dexter Corporation's shareholders to be held on April 25, 1996 (Parts I and III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
  ITEM                                                                                  NUMBER
  ----                                                                                  ------
                                             PART I
    1 .  Business.....................................................................     1
    2 .  Properties...................................................................     2
    3 .  Legal Proceedings............................................................     4
    4 .  Submission of Matters to a Vote of Security Holders..........................     4
    4 a. Executive Officers of the Registrant.........................................     4
                                            PART II
    5 .  Market for the Registrant's Common Equity and Related Stockholder Matters....     6
    6 .  Selected Financial Data......................................................     6
    7 .  Management's Discussion and Analysis of Financial Condition and Results
         of Operations................................................................     6
    8 .  Financial Statements and Supplementary Data..................................     7
    9 .  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.........................................................     7
                                            PART III
   10 .  Directors and Executive Officers of the Registrant...........................     7
   11 .  Executive Compensation.......................................................     7
   12 .  Security Ownership of Certain Beneficial Owners and Management...............     7
   13 .  Certain Relationships and Related Transactions...............................     7
                                            PART IV
   14 .  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............     8

                  This Form 10-K is printed on recycled paper.

                                     PART I

     As used herein, the term "Dexter" and the term "Company" shall mean The Dexter Corporation and its consolidated subsidiaries unless the context otherwise indicates, the term "1995 Annual Report" shall mean the Company's 1995 Annual Report to Shareholders, and the term "Proxy Statement" shall mean the Proxy Statement accompanying Dexter's notice, dated March 7, 1996, of the annual meeting of Dexter's shareholders to be held on April 25, 1996. The 1995 Annual Report is filed as an exhibit to this report. Portions of the 1995 Annual Report and Proxy Statement are incorporated herein by reference as hereinafter stated.

ITEM 1  BUSINESS

GENERAL

     Founded in 1767 and incorporated in the state of Connecticut in 1914, The Dexter Corporation is a specialty materials company serving growth segments of defined strategic markets with products based on proprietary technologies and superior service to each customer. The financial information in the hereinafter mentioned pages and sections should be read in conjunction with the Financial Statements contained on pages 20 through 24, Quarterly Financial Information on page 24, Analysis of Financial Condition and Operations contained on pages 25 through 35, and Analysis of Financial Position contained on pages 35 through 43 of the 1995 Annual Report. For a description of the business of Dexter, see pages 25 through 34 of the 1995 Annual Report which are incorporated herein by reference, which include Acquisitions and Divestitures Information and Events, Trends and Vulnerabilities on page 25, Segment Information on pages 30, 31 and 34, and International Operations Information on pages 32 and 33.

CUSTOMERS AND MARKETING

     Dexter's customers for most specialty material products are principally industrial manufacturers who convert or incorporate Dexter's products into their own final product. Biotechnology products are marketed directly to research laboratories, pharmaceutical and biotechnology companies, and other customers.

     Most of the Company's products are sold by its own sales force of which approximately 241 are directly engaged in field sales (see page 31 of the 1995 Annual Report which is incorporated herein by reference), and the remainder are sold through agents or distributors. In general, each of the Company's product lines has its own sales force. In 1995, no single customer accounted for more than 5 percent of consolidated revenues, and the ten largest customers accounted for less than 20 percent. Dexter has no single customer contract for the sale of its products which it deems to be material to its business as a whole. Management believes that product research and development, close customer relations and strong technical service are important factors in Dexter's growth over the years.

RESEARCH AND DEVELOPMENT

     Dexter engages in research and development with respect to new product development and product applications primarily for its own use, with only minor contract services provided for others.

     The number of employees engaged in research and development and the expenditures related thereto are set forth on page 31 of the 1995 Annual Report which is incorporated herein by reference.

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

BACKLOG

     Dexter continues to maintain a backlog of orders. Such backlog was approximately $73 million at December 31, 1995 and $70 million at December 31, 1994 and typically represents less than two months sales for businesses where backlog is applicable. The Company expects substantially all of the December 31, 1995 backlog to be shipped in 1996. Backlog was significant in all markets except at Life Technologies, Inc. (LTI), which is part of the medical market, where backlog is not considered to be relevant to the business. Although backlog orders are reasonably firm, they may be subject to cancellation or delay and amounts are not necessarily indicative of future sales volume or profitability.

SUPPLIERS

     Dexter buys materials for its products from many suppliers and is not dependent on any one supplier or group of suppliers for any significant raw materials purchased. There are, however, some specific raw materials which are available from only one supplier. If there were to be an interruption with the supply of these raw materials, future revenues could be diminished.

     The materials bought include natural fibers such as hemp and wood; synthetic fibers such as glass, rayon and polyester; basic chemical materials (many of which are derived from petroleum products) for the manufacture of synthetic resins; resins produced by others, including polypropylene; rubber, solvents, additives and pigments; highly purified chemicals and products collected from natural sources for Life Technologies' products; and magnetic materials. For further discussion of raw materials, see Events, Trends, and Vulnerabilities on page 25 of the 1995 Annual Report which is incorporated herein.

EMPLOYEES

     Approximately 1,600 of the Company's 4,800 employees (see page 18 of the 1995 Annual Report which is incorporated herein by reference) are employed outside the United States. There has not been a significant work stoppage in recent years and management believes employee relations are good.

ENVIRONMENTAL REGULATION

     The Company is subject to federal, state and legal requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does not believe that the continuing cost of complying with such regulations and other costs related to environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. Capital expenditures for environmental control were $1.8 million for 1995 and are estimated to range from $2 - $3 million for 1996. For further discussion of other current environmental matters, see Events, Trends, and Vulnerabilities on page 25 and Environmental Liabilities on page 41 of the 1995 Annual Report which are incorporated herein, and refer to
Item 3, Legal Proceedings, on page 4 of this filing, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 6 of this filing.

ITEM 2  PROPERTIES

     For certain information on properties, see the sections entitled "Property, Plant and Equipment" on page 37 and "Division and Subsidiary Headquarters" on the inside back cover of the 1995 Annual Report, all of which are incorporated herein by reference.

     The executive office of Dexter, located in Windsor Locks, Connecticut, is owned by the Company. In addition, the following general descriptions of Dexter's properties, including the locations of principal facilities, are presented by division. The capacity utilization percentage for Dexter's production facilities in 1995 was approximately 76%.

     During 1995, the Aerospace Materials division operated three principal facilities owned by the Company totaling approximately 231,000 square feet. These facilities are located in Pittsburg, California; Waukegan, Illinois; and Bassano, Italy. During 1995, the Aerospace Materials division completed construction of a 22,000 square-foot expansion at the Waukegan, Illinois site. The expansion consolidated Dexter's domestic aerospace coatings operations into a single facility by moving its production out of a leased facility in Greenville, South Carolina into the Waukegan, Illinois site. The Aerospace Materials division capacity utilization percentage was approximately 62%.

     During 1995, the Automotive Materials division operated five principal production facilities, owned by the Company, totaling approximately 359,000 square feet, located in Kansas City, Missouri; Seabrook, New Hampshire; Waukegan, Illinois; Birmingham, Alabama and Brownsville, Texas. It also operated a leased distribution center in Kansas City, Missouri (approximately 60,000 square feet). The capacity utilization percentage for the Automotive Materials division production facilities in 1995 was approximately 59%. During the fourth quarter of 1995 the Company announced it would sell its acoustic materials business located in Kansas City, Missouri and dissolve its Automotive Materials division. The transaction is expected to be completed in 1996.

     The Electronic Materials division, in 1995, operated six production facilities and laboratories in the United States, Germany and Japan, of which four are owned (approximately 447,000 square feet) and two are leased (approximately 55,000 square feet). Facilities of the Electronic Materials division in excess of 25,000 square feet are located in Olean, New York; Industry, California; Londonderry, New Hampshire; Lowell, Massachusetts; and Munich, Germany. The Electronic Materials division capacity utilization percentage in 1995 was approximately 72%.

     During 1995, the Magnetic Materials division operated four principal facilities, of which two are owned (approximately 100,000 square feet) and two are leased (approximately 90,000 square feet). These facilities, which are in excess of 25,000 square feet, are located in Fremont, California; Richardson, Texas; Elk Grove Village, Illinois and Hicksville, New York. The Magnetic Materials division capacity utilization percentage in 1995 was approximately 72%.

     During 1995, the Packaging Products division operated five principal production facilities and laboratories located in Birmingham, Alabama; Hayward, California; Tournus, France; Deeside, Wales and Gruningen, Switzerland totaling approximately 375,000 square feet. All facilities are owned by the Company except the Birmingham plant, which has been capitalized as a lease-purchase financed by industrial development bonds. The Packaging Products division has offices and a laboratory located in Waukegan, Illinois (approximately 31,000 square feet), which the Company owns. The Packaging Products division also manages the operation of a multi-division production facility located in Singapore of approximately 92,000 square feet. This production facility is owned by the Company. The Packaging Products division had a capacity utilization percentage of approximately 84% in 1995.

     The Nonwovens division, in 1995, operated production facilities in Windsor Locks, Connecticut (approximately 842,000 square feet); Chirnside, Scotland (approximately 202,000 square feet) and Stalldalen, Sweden (approximately 452,000 square feet), which the Company owns. The Nonwovens division also leases a production facility in Radcliffe, England totaling approximately 175,000 square feet. The Nonwovens division has a distribution facility located in Windsor Locks, Connecticut of approximately 250,000 square feet which is leased. The cogeneration facility located in Windsor Locks, Connecticut (approximately 42,000 square feet) is owned by the Company. The capacity utilization percentage for the Nonwovens division production facilities in 1995 was approximately 81%.

     Dexter S.A., located in Tournus, France operated a production facility of approximately 162,000 square feet with a capacity utilization percentage of approximately 55% in 1995. This facility is owned by the Company.

     During 1995, Life Technologies, Inc. operated production facilities in eight plants. Four are owned by Life Technologies, Inc. (approximately 262,000 square feet), and four are leased facilities (approximately 135,000 square feet). Life Technologies, Inc. has offices (approximately 45,000 square feet) and research and development facilities (approximately 30,000 square feet) in Gaithersburg, Maryland, which it leases. In addition, Life Technologies, Inc. leases twelve distribution centers and warehouses which total approximately 103,000 square feet and owns two distribution centers and warehouses which total approximately 40,000 square feet. Life Technologies, Inc. facilities in excess of 25,000 square feet are located in Gaithersburg, Maryland; Frederick, Maryland; Grand Island, New York; Auckland, New Zealand and Paisley, Scotland. The capacity utilization percentage at Life Technologies, Inc. production facilities in 1995 was approximately 85%.

     Dexter and Solvay S.A., of Belgium, operate an equally owned international joint venture. The joint venture operates an owned production and distribution facility in Grand Prairie, Texas (approximately 90,000 square feet). The joint venture also operates an owned production and laboratory facility in Mansfield, Texas (approximately 140,000 square feet). Additionally, the joint venture operates an owned Automotive Applications Development Center facility in Auburn Hills, Michigan (approximately 47,000 square feet). During the fourth quarter of 1995 the Company announced it would sell its 50% interest in D & S Plastics International. The transaction is expected to be completed in 1996.

ITEM 3  LEGAL PROCEEDINGS

     The Company is not involved in any pending or threatened legal proceedings other than ordinary routine litigation incidental to its business. The Company believes that none of the legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows. See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, on page 6, for information on administrative proceedings arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1995.

ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of The Dexter Corporation, together with the offices in The Dexter Corporation presently held by them, their other business experience since January 1, 1991, and their ages, are as follows:

                                                               OTHER BUSINESS EXPERIENCE
          NAME                          TITLE                        SINCE 1/1/91            AGE
-------------------------  -------------------------------  -------------------------------  ---
K. Grahame Walker          Chairman, President and Chief    President and Chief Executive    58
                           Executive Officer (since 1993)   Officer

Bruce H. Beatt             Vice President, General Counsel  General Counsel and Secretary;   43
                           and Secretary (since 1992)       Vice President, General Counsel
                                                            and Secretary, Jet Aviation
                                                            Holdings, Inc.

Ronald C. Benham           Vice President; Senior Division  President, Dexter Electronic     53
                           President, Dexter Electronic     Materials Division
                           Materials Division (since 1992)

Kathleen Burdett           Vice President and Chief         Vice President and Controller    40
                           Financial Officer (since 1995)

T. Daniel Clark            Vice President; Senior Division  Vice President, Corporate        54
                           President, Dexter Packaging      Development
                           Products Division (since 1994)

George Collin              Controller (since 1995)          Vice President-Administration,   46
                                                            Dexter Automotive Materials
                                                            Division; Vice President-
                                                            Operations, D & S Plastics,
                                                            International

                                                               OTHER BUSINESS EXPERIENCE
          NAME                          TITLE                        SINCE 1/1/91            AGE
-------------------------  -------------------------------  -------------------------------  ---
R. Barry Gettins, Ph.D.    Vice President; Senior Division  President, Dexter Nonwovens      54
                           President, Dexter Nonwovens      Division
                           Division (since 1992)

Lawrence D. McClure        Vice President, Human Resources  Vice President, Organization     47
                           (since 1995)                     Capabilities, Aetna Life &
                                                            Casualty Company; Vice
                                                            President, Human Resources,
                                                            Pratt & Whitney, a division of
                                                            United Technologies Corporation

John D. Thompson           Senior Vice President,           Vice President, Corporate        46
                           Strategic and Business           Services; Vice President,
                           Development (since 1995)         Financial Services; Vice
                                                            President and Treasurer; Senior
                                                            Vice President and General
                                                            Manager, U.S. Research Products
                                                            Division of Life Technologies,
                                                            Inc.

The following changes in executive officers occurred during 1995:

     Effective in January 1995, the following changes in executive officers occurred: Kathleen Burdett was appointed Vice President and Chief Financial Officer; George Collin was appointed Controller; and John D. Thompson was appointed Senior Vice President, Strategic and Business Development.

     Effective in July 1995, Lawrence D. McClure joined the company as Vice President, Human Resources.

     Pursuant to the Bylaws of the Company, each officer holds his/her office until death, resignation, removal from office or the election or appointment of his/her successor. The Bylaws provide that the Board of Directors shall elect a President and a Secretary each year at its first meeting following the annual meeting of shareholders and may at that time elect other officers of the Company, and it is expected that the Board of Directors will so act at its meeting scheduled for April 25, 1996. No family relationships exist between any of the executive officers of Dexter.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

     For information regarding the market for the registrant's common stock and related stockholder matters, see Summary of Financial Data on pages 18 and 19, Statement of Financial Position on pages 22 and 23, Statement of Changes in Shareholders' Equity on page 24, Shareholders' Equity footnote on page 41, Preferred Stock and Stock Plan footnotes on page 42, discussion of Stock Option Plans on page 43, and Shareholder/Investor Information on the inside back cover of the 1995 Annual Report which are incorporated herein by reference.

ITEM 6  SELECTED FINANCIAL DATA

     For information regarding selected financial data, see the Summary of Financial Data on pages 18 and 19 of the 1995 Annual Report which is incorporated herein by reference. For a discussion of this Financial Data, see the Quarterly Financial Information on page 24, Analysis of Financial Condition and Operations on pages 25 through 29, Market Segment Data on pages 30 and 31, and Life Technologies, Inc. on page 34 of the 1995 Annual Report which are incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information required by this item, see the Management Statement on page 17 and the Summary of Financial Data on pages 18 and 19 of the 1995 Annual Report which are incorporated herein by reference. For information concerning results of operations, see Analysis of Financial Condition and Operations on pages 25 through 29, Market Segment Data on pages 30 and 31, Geographic Data on pages 32 and 33, Life Technologies, Inc. on page 34, and D & S Plastics International on page 35 of the 1995 Annual Report which are incorporated herein by reference. For information on liquidity, reference the Events, Trends, and Vulnerabilities and Liquidity footnotes in Analysis of Financial Condition and Operations on pages 25 and 26, respectively, the Supplemental Statement of Financial Position on page 26, the Working Capital discussion on page 35, the Short-term Debt, the Property, Plant and Equipment, and the Long-term Debt footnotes on pages 36, 37, and 40, respectively, of the 1995 Annual Report which are incorporated herein by reference. For information on capital resources, reference the Liquidity discussion in Analysis of Financial Condition and Operations on page 26, the Short-term Debt, the Property, Plant and Equipment, the Long-term Debt, and Shareholders' Equity footnotes on pages 36, 37, 40, and 41, respectively, of the 1995 Annual Report which are incorporated herein by reference. For the discussion of legal proceedings pertaining to the Company, see Item 3, Legal Proceedings on page 4 of this Form 10-K, and page 37 of the 1995 Annual Report which is incorporated herein by reference. For information on environmental matters, see the Environmental Liabilities footnote on page 41 of the 1995 Annual Report which is incorporated herein by reference.

     Pursuant to authority granted under the "Comprehensive Environmental Response, Compensation and Liability Act of 1980" (CERCLA), the U.S. Environmental Protection Agency (USEPA) has issued a National Priority List of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Company is engaged in continuing negotiations with the USEPA and state authorities with regard to 14 of the over twelve hundred sites on the National Priority List. Due to the uncertainty of the remedial measures to be adopted at various sites and the fact that imposition of joint and several liability is possible under CERCLA, the liability of the Company with respect to any site at which remedial measures have not been completed cannot be established with certainty. Nevertheless, based upon the information available at this time, the Company believes it has properly provided for its best estimate of the liabilities and that the outcome of these matters will not have a material adverse effect upon its financial condition, results of operations, or cash flows in the future.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Summary of Financial Data contained on pages 18 and 19, Financial Statements contained on pages 20 through 24, Quarterly Financial Information on page 24, Analysis of Financial Condition and Operations contained on pages 25 through 35, and Analysis of Financial Position contained on pages 35 through 43 of the Company's 1995 Annual Report which are incorporated herein by reference.

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

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding directors of the Company, see the section entitled "Election of Directors" on pages 3 through 7, inclusive, of the Proxy Statement, which is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4a of Part I as required by Instruction 3 of Item 401(b) of Regulation S-K. For information required by
Item 405 of Regulation S-K, see the section entitled "Certain Transactions and Legal Matters" on page 7 of the Proxy Statement, which is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION

     For information required by this item, see the section entitled "Compensation of Executive Officers" on pages 8 through 15, inclusive, of the Proxy Statement, which is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons, see the section entitled "Share Ownership" on pages 1 and 2 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain relationships and related transactions of directors, see the section entitled "Election of Directors" on pages 3 through 7, inclusive, of the Proxy Statement, which is incorporated herein by reference.

     No other member of executive management or other individual as outlined in
Item 404 of Regulation S-K was otherwise directly or indirectly involved in relationships or related transactions with the registrant in which the executive officer or other individual had a material interest.

     Life Technologies, Inc., a majority-owned subsidiary, borrowed up to $3.1 million in 1994 from the Company under a revolving line of credit to finance short-term working capital needs. The line of credit was at current market interest rates and was repaid at December 31, 1994. During 1995, no borrowing occurred.

     D & S Plastics International, a equally owned subsidiary, borrowed up to $4.7 million in 1995 from the Company under a revolving line of credit to finance short-term working capital needs. The line of credit was at current market interest rates and $4.3 million was outstanding at December 31, 1995.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:
          The response to this item is set forth commencing on page F-1 of this report.
          2. Financial Statement Schedules:
          The response to this item is set forth commencing on page F-1 of this report.
          3. Exhibits:
          Exhibit 3A       --   Restated Certificate of Incorporation of The Dexter
                                Corporation, filed with the Secretary of the State of
                                Connecticut on June 26, 1990, was filed as Exhibit 3A-2 with the registrant's Quarterly Report on Form 10-Q (File No.
                                1-5542) for the quarter ended June 30, 1990, and is hereby incorporated herein by reference.
          Exhibit 3B       --   Bylaws of The Dexter Corporation, as amended April 25, 1991, were filed as Exhibit 3B with the registrant's report on Form
                                10-Q (File No. 1-5542) for the quarter ended March 31, 1991, and is hereby incorporated herein by reference.
          Exhibit 4A       --   The Rights Agreement, dated November 5, 1986, between the
                                registrant and The Connecticut Bank and Trust Company, National
                                Association was filed as Exhibit 4 with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                December 31, 1986, and is hereby incorporated herein by
                                reference.
          Exhibit 4B       --   Amendment No. 1 to the Rights Agreement, dated November 5,
                                1986, was filed with Amendment No. 1 to Form 8A which was filed with the Securities and Exchange Commission on October 28,
                                1988, and is hereby incorporated herein by reference.
          Exhibit 4B(1)    --   Amendment No. 2 to the Rights Agreement, dated November 5,
                                1986, was filed with Amendment No. 2 to Form 8A which was filed with the Securities and Exchange Commission on June 4, 1990, and is hereby incorporated herein by reference.
          Exhibit 4B(2)    --   Amendment No. 3 to the Rights Agreement, dated November 5,
                                1986, was filed as Exhibit 4 to Form 8-A/A which was filed with the Securities and Exchange Commission on July 13, 1995, and is
                                hereby incorporated herein by reference.
          Exhibit 4C       --   Note Agreement, dated July 24, 1990, between the registrant and
                                The Prudential Insurance Company of America was filed as
                                Exhibit 4C with the registrant's Quarterly Report on Form 10-Q
                                (File No. 1-5542) for the quarter ended June 30, 1990, and is hereby incorporated herein by reference.
          Exhibit 4C(1)    --   Amendment, dated November 14, 1991, to the Note Agreement, dated July 24, 1990, was filed as Exhibit 4C(1) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1991, and is hereby incorporated herein by reference.
          Exhibit 4C(2)    --   Amendment, dated February 9, 1993, to the Note Agreement, dated
                                July 24, 1990, was filed as Exhibit 4C(2) with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                December 31, 1992, and is hereby incorporated herein by
                                reference.

          Exhibit 4C(3)    --   Amendment, dated September 30, 1993, to the Note Agreement, dated July 24, 1990, was filed as Exhibit 4C(3) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4D       --   Note Agreement, dated November 14, 1991, between the registrant and The Prudential Insurance Company of America, was filed as
                                Exhibit 4D with the registrant's report on Form 10-K (File No.
                                1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4D(1)    --   Amendment, dated February 9, 1993, to the Note Agreement, dated
                                November 14, 1991, was filed as Exhibit 4C(2) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1992, and is hereby incorporated herein by reference.
          Exhibit 4D(2)    --   Amendment, dated September 30, 1993, to the Note Agreement, dated November 14, 1991, was filed as Exhibit 4D(2) with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4E       --   Master Shelf Agreement, dated September 30, 1993, between the registrant and The Prudential Insurance Company of America, as
                                amended and restated on December 17, 1993, was filed as Exhibit
                                4E with the registrant's report on Form 10-K (File No. 1-5542)
                                for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 10A      --   The Dexter Corporation's 1979 Stock Option Plan, as amended, was filed as Exhibit 4.3 to Post-Effective Amendment No. 4 to the registrant's Registration Statement on Form S-8 (File No.
                                2-63959) dated March 29, 1983, and is hereby incorporated
                                herein by reference.
          Exhibit 10B      --   Agreement, dated December 15, 1989, between the registrant and
                                K. Grahame Walker was filed as Exhibit 10B with the
                                registrant's quarterly report on Form 10-Q (File No. 1-5542)
                                for the quarter ended March 31, 1991, and is hereby
                                incorporated herein by reference. Omitted pursuant to the
                                Instruction to item 601(10)(iii) of Regulation S-K and Rule
                                12b-31 under the Securities Exchange Act of 1934 are copies of seven other agreements between the registrant and the following named officers, each of which agreements is substantially
                                identical to Exhibit 10B in all material respects except as to the individual party thereto and the identification of his/her position with the registrant: Bruce H. Beatt, Kathleen Burdett,
                                George Collin, Horst Geldmacher, Lawrence D. McClure, Dale J.
                                Ribaudo, and John D. Thompson.

          Exhibit 10C      --   Agreement, dated December 20, 1991, between the registrant and
                                Ronald C. Benham was filed as Exhibit 10C with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                December 31, 1992, and is hereby incorporated herein by
                                reference. Omitted pursuant to the Instruction to Item
                                601(10)(iii) of Regulation S-K and Rule 12b-31 under the
                                Securities Exchange Act of 1934 are copies of eleven other agreements between the registrant and the following officers and key employees, each of which agreements is substantially identical to Exhibit 10C in all material respects except as to the individual party thereto and the identification of his position with the registrant: John B. Blatz, Charles F. Call,
                                Jr., T. Daniel Clark, Dr. R. Barry Gettins, David G. Gordon,
                                Richard B. Hurley, John B. Lockwood, Jeffrey W. McClelland, T.
                                James Rudd, Edward J. Scannell and David Woodhead.
          Exhibit 10D      --   The Dexter Corporation's Executive Supplemental Retirement
                                Plan, as amended and restated and effective January 1, 1989, was filed as Exhibit 10F(1) to the registrant's report on Form
                                10-K (File No. 1-5542) for the fiscal year ended December 31,
                                1991, and is hereby incorporated herein by reference.
          Exhibit 10D(1)   --   Amendment, dated October 22, 1993, to The Dexter Corporation's
                                Executive Supplemental Retirement Plan, was filed as Exhibit
                                10D(2) with the registrant's quarterly report on Form 10-Q
                                (File No. 1-5542) for the quarter ended September 30, 1993, and is hereby incorporated herein by reference.
          Exhibit 10E      --   The Dexter Corporation's 1987 Interim Stock Option Plan, was
                                filed as Exhibit 28(a) to the registrant's Registration
                                Statement on Form S-8 (File No. 33-27597) dated March 17, 1989, and is hereby incorporated herein by reference.
          Exhibit 10F      --   The Dexter Corporation's 1988 Stock Option Plan, was filed as
                                Exhibit 28(d) to the registrant's Registration Statement on
                                Form S-8 (File No. 33-27597) dated March 17, 1989, and is
                                hereby incorporated herein by reference.
          Exhibit 10G      --   The Dexter Corporation's 1986 Executive Deferred Compensation
                                Benefit Plan was filed as Exhibit 10I to the registrant's
                                report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                December 31, 1991, and is hereby incorporated herein by
                                reference.
          Exhibit 10H      --   The Dexter Corporation's Amended and Restated Retirement
                                Equalization Plan was filed as Exhibit 10H with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 10I      --   The Dexter Corporation's Transferred Executives' Supplemental
                                Retirement Program, as amended and restated, was filed as
                                Exhibit 10J with the registrant's report on Form 10-K (File No.
                                1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 10J      --   The Dexter Corporation's 1994 Long Term Incentive Plan was
                                filed as Exhibit 10K with the registrant's quarterly report on
                                Form 10-Q (File No. 1-5542) for the quarter ended March 31,
                                1994, and is hereby incorporated herein by reference.

          Exhibit 10K      --   The Dexter Corporation's 1994 Stock Plan for Outside Directors
                                was filed as Exhibit 10L with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended March 31,
                                1994, and is hereby incorporated herein by reference.
          Exhibit 13       --   The Dexter Corporation's 1995 Annual Report to Shareholders.
          Exhibit 21       --   Subsidiaries of the Registrant.
          Exhibit 23       --   Consent of Certified Public Accountants.
          Exhibit 27       --   Financial Data Schedule.
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

Dated March 7, 1996

                                          THE DEXTER CORPORATION
                                          (Registrant)

                                          By:
                                            /s/ Kathleen Burdett

                                            ------------------------------------
                                            Kathleen Burdett
                                            Vice President and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 1996:

               NAME                                 CAPACITY                         DATE
-----------------------------------    -----------------------------------    ------------------
/s/ K. Grahame Walker                  Chairman; Director                          March 7, 1996
-----------------------------------    (principal executive officer)
K. Grahame Walker

/s/ Kathleen Burdett                   Vice President and                          March 7, 1996
-----------------------------------    Chief Financial Officer
Kathleen Burdett                       (principal financial officer)

/s/ George Collin                      Controller                                  March 7, 1996
-----------------------------------    (principal accounting officer)
George Collin

/s/ Charles H. Curl                    Director                                    March 7, 1996
-----------------------------------
Charles H. Curl

/s/ Bernard M. Fox                     Director                                    March 7, 1996
-----------------------------------
Bernard M. Fox

/s/ Robert M. Furek                    Director                                    March 7, 1996
-----------------------------------
Robert M. Furek

/s/ Martha Clark Goss                  Director                                    March 7, 1996
-----------------------------------
Martha Clark Goss

/s/ Peter G. Kelly                     Director                                    March 7, 1996
-----------------------------------
Peter G. Kelly

/s/ Jean-Francois Saglio               Director                                    March 7, 1996
-----------------------------------
Jean-Francois Saglio

/s/ Glen L. Urban                      Director                                    March 7, 1996
-----------------------------------
Glen L. Urban

/s/ George M. Whitesides               Director                                    March 7, 1996
-----------------------------------
George M. Whitesides

                                    INDEX TO
                       FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      PAGE
                                                                                   -----------
Report of Independent Accountants..............................................        F-2
                                                                                   1995 ANNUAL
FINANCIAL STATEMENTS                                                               REPORT PAGE
-------------------------------------------------------------------------------    -----------
  Summary of Financial Data....................................................       18-19
  Statement of Income..........................................................        20
  Statement of Cash Flows......................................................        21
  Statement of Financial Position..............................................       22-23
  Statement of Changes in Shareholders' Equity.................................        24
  Analysis of Financial Condition and Operations...............................       25-35
  Analysis of Financial Position...............................................       35-43
FINANCIAL STATEMENTS' SCHEDULE
---------------------------
  Schedule II  Valuation and Qualifying Accounts...............................        F-3

                   ------------------------------------------

       Schedules other than those listed above are omitted for the reason that the information required on such schedules is contained in the Company's 1995 Annual Report to Shareholders, elsewhere in Form 10-K or they are not required or are not applicable.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dexter Corporation as of December 31, 1995, 1994 and 1993, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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

                                                /s/ Coopers & Lybrand L.L.P.

                                                COOPERS & LYBRAND L.L.P.

Springfield, Massachusetts
February 1, 1996

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                   COLUMN C
                                             COLUMN B              ADDITIONS                             COLUMN E
                                            ----------     -------------------------                    ----------
                 COLUMN A                   BALANCE AT     CHARGED TO     CHARGED TO      COLUMN D      BALANCE AT
------------------------------------------  BEGINNING      COSTS AND        OTHER        ----------       END OF
               DESCRIPTION                  OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
------------------------------------------  ----------     ----------     ----------     ----------     ----------
1995
Environmental Reserve.....................   $ 20,292                                     $  3,152       $ 17,140
Restructuring Reserve.....................      6,294                                        4,503          1,791
Allowance for Doubtful Accounts...........      4,994       $  1,819                           962          5,851
                                                -----          -----         -----           -----          -----
                                             $ 31,580       $  1,819        $   --        $  8,617       $ 24,782
                                                -----          -----         -----           -----          -----
1994
Environmental Reserve.....................   $ 22,766                                     $  2,474       $ 20,292
Restructuring Reserve.....................     10,735                                        4,441          6,294
Allowance for Doubtful Accounts...........      4,428       $  1,482                           916          4,994
                                                -----          -----         -----           -----          -----
                                             $ 37,929       $  1,482        $   --        $  7,831       $ 31,580
                                                -----          -----         -----           -----          -----
1993
Environmental Reserve.....................   $ 17,200       $  1,512        $5,577(a)     $  1,523       $ 22,766
Restructuring Reserve.....................     12,798          9,235                        11,298         10,735
Allowance for Doubtful Accounts...........      5,197            328           275(b)        1,372          4,428
                                                -----          -----         -----           -----          -----
                                             $ 35,195       $ 11,075        $5,852        $ 14,193       $ 37,929
                                                -----          -----         -----           -----          -----

---------------
(a) In accordance with the Securities and Exchange Commission's "Staff Accounting Bulletin No. 92," an estimated $5.6 million of claims payable by third-party insurance companies were included in the reserve at year-end 1993, and the related receivables from insurance companies of $5.6 million were included as assets of the company.

(b)  Due to acquisitions.

                                                                      EXHIBIT 13

                            THE DEXTER CORPORATION'S
                               1995 ANNUAL REPORT
                                TO SHAREHOLDERS