Form 10-Q
period 1996-03-31
DEXTER CORP
filed 1996-05-09
CIK 28582

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________

                         _____________________________

Commission file number 1-5542

                             THE DEXTER CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

         CONNECTICUT                                      06-0321410
(State or other jurisdiction of                       (I.R.S. Employer)
incorporation or organization)                       Identification No.)

ONE ELM STREET, WINDSOR LOCKS, CONNECTICUT                  06096
- ------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

(860) 292-7675
- ------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                   Outstanding at April 30, 1996
- --------------------------                      -----------------------------
COMMON STOCK, PAR VALUE $1                             23,893,187 SHARES
- --------------------------                      -----------------------------

                                     PART I

                             FINANCIAL INFORMATION

Item 1  -       Financial Statements

                Reference is made to the following consolidated financial statements which are incorporated herein by reference:

                (a) Exhibit 99a - Condensed Statement of Income for the three months ended March 31, 1996 and 1995.

                (b) Exhibit 99b - Condensed Statement of Financial Position as of March 31, 1996, December 31, 1995, and March 31, 1995.

                (c) Exhibit 99c - Condensed Statement of Cash Flows for the three months ended March 31, 1996 and 1995.


                (d) Exhibit 99d - Net Sales by Market for the three months ended March 31, 1996 and 1995.

                (e)     Exhibit 99e - Notes to Consolidated Financial
                        Statements.

                The unaudited financial data included herein as of March 31, 1996 and 1995, and for the three-month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2  -       Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                The company reported that net income for the first quarter of 1996 was $11.1 million, or $.46 per share, compared with $10.5 million, or $.43 per share, for the first quarter of 1995. Earnings increased 7% in the first quarter on a 4% increase in sales.

                Compared to the first quarter of 1995, the net effect of higher selling prices and higher raw material costs yielded a favorable impact of approximately $.03 per share. The effect of currency exchange rates, versus the first quarter of 1995, had an unfavorable impact of $.01 per share.

                Sales for the first quarter of 1996 were $277.2 million, a 4% increase over sales of $266.8 million, in the first quarter of 1995. The increase was due to a 2% gain in unit volume and selling price increases averaging 2%.

                Consolidated gross margin of 34.2% of net sales in the first quarter of 1996 improved by 2.1 percentage points from 32.1% in the first quarter of 1995. Higher gross margin at Life Technologies, Inc. and selling price increases at Dexter operations, more than offset the significant effects of 1995 raw material cost increases which continued to impact the first quarter of 1996.

Item 2  -       Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued

                Marketing and administrative cost increased $5.8 million, or 12%, principally due to increased marketing expense at Life Technologies, Inc., which included consolidation of results from the 1995 acquisition of a controlling interest in their Japanese subsidiary.

                Other income was $2.2 million for the first quarter of 1996, a decrease of $.9 million, or 28%, from the first quarter of 1995. The majority of the decrease is due to the expiration of certain noncompete agreements.

                Products with strong sales performance in the first quarter of 1996 include printed wiring board and liquid encapsulation materials serving the electronics market, magnetic materials, food and beverage can coatings serving the European market, and sales of products at Life Technologies, Inc. Products with weaker performance include domestic nonwoven medical materials, food and beverage can coatings serving the domestic and Japanese markets, and acoustic materials serving the automotive market which was negatively affected by the recent automotive strike.

                In April 1996, the company announced that the Board of Directors authorized an additional repurchase of up to one million shares of the company's common stock.

                                    PART II

                               OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of the company was held on April 25, 1996, where the following actions were taken:

     (a) The election of two new members to the Board of Directors of Ms. Henrietta Holsman Fore, Chairman and Chief Executive Officer of Holsman International and, Chairman and President of Stockton Wire Products; and Mr. Edgar G. Hotard, President of Praxair, Inc., and the re-election to the Board of Directors of Mr. Bernard M. Fox, Chairman, President and Chief Executive Officer of Northeast Utilities; Mr. K. Grahame Walker, Chairman, President and Chief Executive Officer of
         The Dexter Corporation; and George M. Whitesides, Ph.D., Professor of Chemistry at Harvard University.

         The votes for each director were as follows:

Director                                 For         Withheld
- --------                                 ---         --------
Ms. Henrietta Holsman Fore           19,314,161      819,358
Mr. Bernard M. Fox                   19,318,536      814,983
Mr. Edgar G. Hotard                  19,327,545      805,974
Mr. K. Grahame Walker                19,304,313      829,206
George M. Whitesides, Ph.D.          19,319,031      814,488

         In addition, the following directors continue in office for the terms expiring as indicated: Mr. Robert M. Furek (1998), Ms. Martha Clark Goss (1998), Glen L. Urban, Ph.D. (1998), Mr. Charles H. Curl (1997), Mr. Peter G. Kelly (1997), and Mr. Jean-Francois Saglio (1997).

     (b) The adoption of The Dexter Corporation's 1996 Non-Employee Directors' Stock Plan was approved.

         The votes for the approval of The Dexter Corporation's 1996 Non-Employee Director's Stock Plan were as follows:

                    For          Against        Abstain
                    ---          -------        -------
                18,457,216      1,472,328       203,975

     (c) The adoption of The Dexter Corporation's Senior Management Executive Incentive Plan was approved.

         The votes for the approval of the Dexter Corporation's Senior Management Executive Incentive Plan were as follows:

                    For         Against       Abstain
                    ---         -------       -------
                18,546,887      988,522       598,110

    Item 4  -   Submission of Matters to a Vote of Security Holders, continued

        (d) The selection of Coopers & Lybrand L.L.P. as auditors of the company for the year 1996 was ratified.

                The votes for selection of Coopers & Lybrand L.L.P. were as follows:

                   For          Against         Abstain
                   ---          -------         -------
                20,060,297       27,032         46,190

        (e) The shareholder proposal that the Board of Directors adopt a policy concerning severance agreements with officers and directors of the company was rejected. The Board of Directors had recommended that this proposal be rejected.

                The votes for this shareholder proposal were as follows:

                   For          Against         Abstain      Broker Nonvotes
                   ---          -------         -------      ---------------
                8,239,946      9,563,683        990,151         1,339,739

     Item 5  -  Other Information

                Effective in April 1996, R. Barry Gettins, Ph.D. was appointed Senior Vice President -- Operations Development and David G. Gordon was appointed a Vice President of the company and Senior Division President of the Dexter Nonwovens Division.

     Item 6  -  Exhibits and Reports on Form 8-K

        (a) Exhibit 10L -- The Dexter Corporation's 1996 Non-Employee Directors' Stock Plan

                Exhibit 10M -- The Dexter Corporation's Senior Management Executive Incentive Plan

                Exhibit 15 of Part 1 -- Letter to Securities and Exchange Commission re: Incorporation of Accountants' Reports

                Exhibit 27 of Part 1 -- Financial Data Schedule

                Exhibit 99 of Part 1 -- First Quarter 1996 Financial Statements and Notes

        (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE DEXTER CORPORATION


        May 9, 1996                             /s/ Kathleen Burdett
Date _____________________                      -----------------------------
                                                Kathleen Burdett
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

        May 9, 1996                             /s/ George Collin
Date _____________________                      ------------------------------
                                                George Collin
                                                Controller
                                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.

10L     The Dexter Corporation's 1996 Non-Employee Directors' Stock Plan

10M     The Dexter Corporation's Senior Management Executive Incentive Plan

15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

27      Financial Data Schedule

99      First Quarter 1996 Financial Statements and Notes