Form 10-Q
period 1996-06-30
DEXTER CORP
filed 1996-08-02
CIK 28582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                      Outstanding at July 31, 1996
COMMON STOCK, PAR VALUE $1                                    23,746,655  SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 -     Financial Statements

             Reference is made to the following consolidated financial statements which are incorporated herein by reference:

             (a) Exhibit 99a - Condensed Statement of Income for the three months and six months ended June 30, 1996 and 1995.

             (b) Exhibit 99b - Condensed Statement of Financial Position as of June 30, 1996, December 31, 1995, and June 30, 1995.

             (c) Exhibit 99c - Condensed Statement of Cash Flows for the six months ended June 30, 1996 and 1995.

             (d) Exhibit 99d - Net Sales by Market for the three months and six months ended June 30, 1996 and 1995.

             (e)  Exhibit 99e - Notes to Consolidated Financial Statements.

             The unaudited financial data included herein as of June 30, 1996 and 1995, and for the three and six month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             The Company reported that earnings for the second quarter of 1996, excluding the effects from the disposal of product lines, were a record $13.4 million, or $.57 per share, compared with $12.0 million, or $.49 per share, for the second quarter of 1995. The $.57 per share from operations in 1996 represents a 16% increase in earnings over the second quarter of 1995 on a 1% increase in sales. The net effect of product line disposals was a gain of $.04 per share in the second quarter of 1996. This gain was due to the receipt, during the quarter, of proceeds from a note related to the sale of Life Technologies' molecular diagnostic product line in 1990. The net effect of the sale of Dexter's acoustic materials business and a small powder coatings business in the second quarter had a slightly positive impact on earnings. Total net income for the second quarter was $14.4 million, or $.61 per share.

             Compared with the second quarter of 1995, the increase in earnings includes selling price increases and lower raw material costs which yielded a favorable impact of approximately $.15 per share. This was somewhat offset by a less favorable sales mix of Dexter products. Additionally, the unfavorable effect of currency exchange rates, versus the second quarter of 1995, reduced earnings by $.02 per share in the second quarter of 1996.

             Sales for the second quarter of 1996 were a record $285.7 million, a 1% increase compared with sales of $283.0 million in the second quarter of 1995. This sales increase includes a 2%

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

             increase due to unit volume, an average selling price increase of 1%, and a decrease due to the effect of lower currency translation rates on international sales of 2% in the second quarter of 1996.

             Sales for the six months ended June 30, 1996, were $562.9 million, a 2% increase compared with sales of $549.8 million for the same period last year. This increase includes a 2% increase due to unit volume, selling price increases averaging 1%, and a 1% decrease due to the effects of lower currency translation rates on international sales.

             Earnings for the first six months of 1996, excluding the effects of disposal of product lines, were $24.6 million, or $1.03 per share. This represents a 10% increase in earnings and a 12% increase in earnings per share, compared with results for the first half of 1995 of $22.4 million, or $.92 per share. This 12% increase in earnings per share includes the favorable net effect of selling price increases and lower raw material costs of approximately $.18 per share versus the same period last year. In addition, there was a $.01 per share increase in earnings due to a reduction of the effective tax rate for 1996 to 35.5% versus the rate of 36% used for the first six months of 1995. These favorable items were somewhat offset by the effect of unfavorable currency exchange rates of $.03 per share due to the strengthening of the U.S. dollar against international currencies and an unfavorable product mix. Total earnings for the first six months, including the gain on divested product lines, were $25.5 million, or $1.07 per share.

             Products with strong sales in the second quarter and first six months of 1996 include aerospace adhesives and products at Life Technologies, Inc. Products with weaker performance in the second quarter include electronic packaging products and food and beverage can coatings serving the European and domestic markets.

             Consolidated gross margin of 34.3% of net sales in the second quarter of 1996 improved by 2.5 percentage points from 31.8% in the second quarter of 1995. Slightly less than half of this improvement was from Dexter operations, primarily resulting from the net effect of selling price increases and lower raw material costs versus the same period last year, with the remaining improvement attributable to Life Technologies, Inc.

             Marketing and administrative cost increased $4.4 million, or 9%, for the second quarter and $10.3 million, or 10%, for the six-month period, principally due to increased marketing and administrative expense at Life Technologies, Inc., which included the consolidation of results from the 1995 acquisition of a controlling interest in their Japanese subsidiary.

             Other income was $5.2 million for the first six months of 1996, a decrease of $.7 million, or 12%, from the same period last year. The decrease was primarily due to the expiration of certain noncompete agreements. Higher net equity income from companies owned 50% or less partially offset this decrease.

             During the quarter, the company completed its previously announced one million share repurchase of the company's stock. Short-term debt associated with this repurchase program was repaid with the proceeds from Dexter's second quarter divestitures.

                                     PART II

                                OTHER INFORMATION

Item 6 -    Exhibits and Reports on Form 8-K

      (a) Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Reports

            Exhibit 27 of Part 1 - Financial Data Schedule

            Exhibit 99 of Part 1 - Second Quarter 1996 Financial Statements and Notes

      (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE DEXTER CORPORATION

Date August 2, 1996                         /s/ Kathleen Burdett
                                            ------------------------------
                                            Kathleen Burdett
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date August 2, 1996                         /s/ George Collin
                                            ------------------------------
                                            George Collin
                                            Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.


15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

27             Financial Data Schedule

99             Second Quarter 1996 Financial Statements and Notes