Form 10-Q
period 1996-09-30
DEXTER CORP
filed 1996-11-12
CIK 28582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


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

        CLASS                          Outstanding at October 31, 1996

COMMON STOCK, PAR VALUE $1             23,792,186 SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 -     Financial Statements

             Reference is made to the following consolidated financial statements which are incorporated herein by reference:

             (a) Exhibit 99a - Condensed Statement of Income for the three months and nine months ended September 30, 1996 and 1995.

             (b) Exhibit 99b - Condensed Statement of Financial Position as of September 30, 1996, December 31, 1995, and September 30, 1995.

             (c) Exhibit 99c - Condensed Statement of Cash Flows for the nine months ended September 30, 1996 and 1995.

             (d) Exhibit 99d - Net Sales by Market for the three months and nine months ended September 30, 1996 and 1995.

             (e)  Exhibit 99e - Notes to Consolidated Financial Statements.

             The unaudited financial data included herein as of September 30, 1996 and 1995, and for the three and nine month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.


Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             The Company reported that earnings for the third quarter of 1996 increased 25% to a record $11.7 million from earnings of $9.4 million in the third quarter of 1995. Earnings per share increased 28% to $.50 per share from $.39 per share in the third quarter of 1995 on sales which were essentially even with last year. Compared with the third quarter of 1995, the increase in earnings per share includes the favorable impact of approximately $.16 per share from the net effect of lower raw material costs and selling price increases. This was somewhat offset by a $.01 per share unfavorable effect of currency exchange rates and $.01 per share unfavorable effect from a higher effective tax rate compared with the third quarter of 1995, and a less favorable sales mix.

             Sales for the third quarter of 1996 were $269.5 million compared with sales of $268.5 million in the third quarter of 1995. A 4% increase in unit volume was offset by a 3% decrease due to net acquisition and divestiture activity and a 1% decrease due to the effect of lower currency translation rates on international sales.

             Sales for the nine-month period ended September 30, 1996, were $832.4 million, a 2% increase compared with sales of $818.3 million for the same period last year. This increase includes a 3% increase due to unit volume, selling price increases averaging 1%, a 1%

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

             decrease due to the effect of lower currency translation rates on international sales, and a 1% decrease due to the net effect of acquisitions and divestitures.

             Earnings for the nine-month period of 1996, excluding the net gain from the second quarter 1996 disposal of product lines, were a record $36.4 million, or $1.53 per share. This represents a 14% increase in earnings and 17% increase in earnings per share, compared with results for the first nine months of 1995 of $31.8 million, or $1.31 per share. This 17% increase in earnings per share includes the favorable net effect of selling price increases and lower raw material costs of approximately $.34 per share compared with the nine-month period last year. This was somewhat offset by the effect of unfavorable currency exchange rates of $.04 per share due to the strengthening of the U.S. dollar against international currencies and an unfavorable product mix. Total earnings for the nine-month period, including the gain on divested product lines of $.04 per share, were $37.3 million, or $1.57 per share.

             Products with strong sales in the third quarter and first nine months of 1996 include aerospace materials, magnetic materials, and products at Life Technologies, Inc. Products with weaker performance in the third quarter and first nine months compared with last year include electronic packaging products for the semiconductor industry and food and beverage can coatings serving the international markets.

             Consolidated gross margin of 34.3% of net sales in the third quarter of 1996 improved 2.8 percentage points from 31.5% in the third quarter of 1995. Approximately three-quarters of this improvement was from Dexter operations, primarily resulting from lower raw material costs compared with the third quarter last year. The remaining improvement was attributable to increased gross margin on fetal bovine serum and higher gross margin on sales of product in Japan at Life Technologies, Inc. On a year-to-date basis, consolidated gross margin improved 2.5 percentage points compared with 1995, approximately half of this improvement was from Dexter operations resulting from the net favorable impact of selling price increases and raw material cost decreases.

             Marketing and administrative cost increased $2.8 million, or 5%, for the third quarter of 1996 and $13.1 million, or 8%, for the first nine months of 1996. This increase in each period was principally due to increased marketing and administrative expenses at Life Technologies, Inc., which included the consolidation of results from the 1995 acquisition of a controlling interest in their Japanese subsidiary.

             Other income was $3.2 million for the third quarter of 1996, an increase of $.9 million, or 40% from the third quarter of 1995. This increase is primarily due to higher net equity income from companies owned 50% or less.

                                     PART II

                                OTHER INFORMATION


Item 6 -    Exhibits and Reports on Form 8-K

      (a) Exhibit 4 - Rights Agreement dated August 23, 1996 between the registrant and ChaseMellon Shareholders Service L.L.C. was filed as
            Exhibit 4 to Form 8-K, which was filed with the Securities and Exchange Commission on September 9, 1996, and is hereby incorporated herein by reference.

            Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

            Exhibit 27 of Part 1 - Financial Data Schedule

            Exhibit 99 of Part 1 - Third Quarter 1996 Financial Statements and Notes

      (b) On September 9,1996, the registrant filed a Form 8-K covering a new rights agreement with ChaseMellon Shareholders Services L.L.C..

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE DEXTER CORPORATION


        November 12, 1996                /s/ Kathleen Burdett
Date...........................        ...................................

                                       Kathleen Burdett
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)




        November 12, 1996                /s/ George Collin
Date...........................        .................................

                                       George Collin
                                       Controller
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS







Exhibit No.

15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

27       Financial Data Schedule

99       Third Quarter 1996 Financial Statements and Notes