Form 10-K
period 1996-12-31
DEXTER CORP
filed 1997-03-11
CIK 28582

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ----------------------- to -----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's common stock as of February 28, 1997, held by nonaffiliates of the registrant was $690,046,300.

The number of shares of the registrant's common stock, $1 par value, outstanding at February 28, 1997 was 23,391,400.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
The Dexter Corporation's 1996 Annual Report to Shareholders (Parts I, II and
IV).

Proxy Statement accompanying the notice, dated March 11, 1997, of the annual meeting of The Dexter Corporation's shareholders to be held on April 24, 1997 (Parts I and III).

================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
  ITEM                                                                                  NUMBER
  ----                                                                                  ------
                                             PART I
    1 .  Business.....................................................................     1
    2 .  Properties...................................................................     3
    3 .  Legal Proceedings............................................................     4
    4 .  Submission of Matters to a Vote of Security Holders..........................     4
    4 a. Executive Officers of the Registrant.........................................     5

                                            PART II
    5 .  Market for the Registrant's Common Equity and Related Stockholder Matters....     6
    6 .  Selected Financial Data......................................................     6
    7 .  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................     6
    8 .  Financial Statements and Supplementary Data..................................     7
    9 .  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...................................................................     7

                                            PART III
   10 .  Directors and Executive Officers of the Registrant...........................     8
   11 .  Executive Compensation.......................................................     8
   12 .  Security Ownership of Certain Beneficial Owners and Management...............     8
   13 .  Certain Relationships and Related Transactions...............................     8

                                            PART IV
   14 .  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............     9

                  This Form 10-K is printed on recycled paper.

                                     PART I

     As used herein, the term "Dexter" and the term "Company" shall mean The Dexter Corporation and its consolidated subsidiaries unless the context otherwise indicates, the term "1996 Annual Report" shall mean the Company's 1996 Annual Report to Shareholders, and the term "Proxy Statement" shall mean the Proxy Statement accompanying Dexter's notice, dated March 11, 1997, of the annual meeting of Dexter's shareholders to be held on April 24, 1997. The 1996 Annual Report is filed as an exhibit to this report. Portions of the 1996 Annual Report and Proxy Statement are incorporated herein by reference as hereinafter stated.

ITEM 1  BUSINESS

GENERAL

     Founded in 1767 and incorporated in the state of Connecticut in 1914, The Dexter Corporation is a specialty materials company principally serving the worldwide aerospace, electronics, food packaging, and medical markets with products based on proprietary technologies. For a description of the development of the Company's business, reference the section entitled To Our Shareholders, Employees and Customers on pages 5 through 7 of the 1996 Annual Report, which are incorporated herein by reference. For an analysis of operations of the business of Dexter, see pages 25 through 33 of the 1996 Annual Report which are incorporated herein by reference, which include Segment Information on pages 28, 29, 30 and 31, and International Operations information on pages 32 and 33. Also, see Acquisitions and Divestitures information and Events, Trends and Vulnerabilities on pages 34 and 35 of the 1996 Annual Report which are incorporated herein by reference.

     The financial information in the hereinafter mentioned pages and sections should be read in conjunction with the Financial Statements contained on pages 20 through 24, Quarterly Financial Information on page 24, Analysis of Operations contained on pages 25 through 33, Analysis of Financial Condition and Operations contained on pages 34 and 35, and Analysis of Financial Position contained on pages 35 through 43 of the 1996 Annual Report.

SEGMENT INFORMATION AND PRODUCTS

     For information on the Company's segment information and products, see the sections, excluding picture captions, entitled Polymer Technology on pages 9 and 10, Nonwovens Technology on page 13, and Biotechnology on page 14, and refer to Market Segment Data on pages 28 and 29 of the 1996 Annual Report which are incorporated herein by reference. Information previously classified in the Automotive market has been restated and is now included in the "Other" category.

SUPPLIERS

     Dexter buys materials for its products from many suppliers and is not dependent on any one supplier or group of suppliers for any significant raw materials purchased.

     The materials bought include natural fibers such as hemp and wood; synthetic fibers such as glass, rayon and polyester; basic chemical materials (many of which are derived from petroleum products) for the manufacture of synthetic resins; resins produced by others, including polypropylene; rubber, solvents, additives and pigments; highly purified chemicals and products collected from natural sources for Life Technologies' products; and magnetic materials. For further discussion of raw materials, see Events, Trends and Vulnerabilities on pages 34 and 35 of the 1996 Annual Report which is incorporated herein.

CUSTOMERS

     In 1996, no single customer accounted for more than 5 percent of consolidated revenues, and the ten largest customers accounted for less than 20 percent. Dexter has no single customer contract for the sale of its products which it deems to be material to its business as a whole.

SALES AND MARKETING

     Dexter's customers for most specialty material products are principally industrial manufacturers who convert or incorporate Dexter's products into their own final product. Biotechnology products are marketed directly to research laboratories, pharmaceutical and biotechnology companies, and other customers. Most of the Company's products are sold by its own sales force of which approximately 252 were directly engaged in field sales in 1996, 241 in 1995, and 229 in 1994. The remaining products are sold through agents or distributors. In general, each of the Company's product lines has its own sales force. Management believes that product research and development, close customer relations and strong technical service are important factors in Dexter's growth over the years.

BACKLOG

     Dexter continues to maintain a backlog of orders. Such backlog was approximately $76 million at December 31, 1996 and $73 million at December 31, 1995 and typically represents less than two months sales for businesses where backlog is applicable. The Company expects substantially all of the December 31, 1996 backlog to be shipped in 1997. Backlog was significant in all markets except at Life Technologies, Inc. (LTI), which is part of the medical market, where backlog is not considered to be relevant to the business. Although backlog orders are reasonably firm, they may be subject to cancellation or delay and amounts are not necessarily indicative of future sales volume or profitability.

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

     Dexter continues to experience competition from imports in several of its domestic markets. For further discussion on competition, see Events, Trends and Vulnerabilities on pages 34 and 35 of the 1996 Annual Report, which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

     Dexter engages in research and development with respect to new product development and product applications primarily for its own use, with only minor contract services provided for others.

     The total number of employees engaged in research and development and the expenditures related thereto by market segment are set forth on page 29 of the 1996 Annual Report which is incorporated herein by reference.

ENVIRONMENTAL REGULATION

     The Company is subject to federal, state and other legal requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does not believe that the continuing cost of complying with such regulations and other costs related to environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. Capital expenditures for environmental control were $1 million for 1996 and are estimated to range from $1 - $2 million for 1997. For further discussion of other current environmental matters, see Events, Trends and Vulnerabilities on pages 34 and 35 and Environmental Liabilities footnote on page 41 of the 1996 Annual Report which are incorporated herein. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, on page 6, for information on administrative proceedings arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

EMPLOYEES

     Approximately 1,700 of the Company's 4,600 employees (see page 18 of the 1996 Annual Report which is incorporated herein by reference) are employed outside the United States. There has not been a significant work stoppage in recent years and management believes employee relations are good.

GEOGRAPHIC INFORMATION

     For information regarding geographic operations, see Geographic Data on pages 32 and 33, Events, Trends and Vulnerabilities on pages 34 and 35, and the Currency Exchanges Effects footnote on page 41 of the 1996 Annual Report which are incorporated herein by reference.

ITEM 2  PROPERTIES

     For certain information on properties, see the sections entitled Property, Plant and Equipment on pages 36 and 37, the Leases footnote on page 37, and Division and Subsidiary Headquarters on the inside back cover of the 1996 Annual Report, all of which are incorporated herein by reference.

     The executive office of Dexter, located in Windsor Locks, Connecticut, is owned by the Company. In addition, the following general descriptions of Dexter's properties, including the locations of principal facilities, are presented by division. The company considers its facilities to be adequate and suitable for their current use. The capacity utilization percentage for Dexter's production facilities in 1996 was approximately 79%. There were no material leases under which properties described below was held.

     During 1996, the Aerospace Materials division operated three principal facilities owned by the Company totaling approximately 354,000 square feet. These facilities are located in Pittsburg, California; Waukegan, Illinois; and Bassano, Italy. The Aerospace Materials division capacity utilization percentage was approximately 71%.

     The Electronic Materials division, in 1996, operated six production facilities and laboratories in the United States, Germany and Japan, of which four are owned (approximately 447,000 square feet) and two are leased (approximately 62,000 square feet). These facilities of the Electronic Materials division, which are in excess of 25,000 square feet, are located in Olean, New York; Industry, California; Londonderry, New Hampshire; Lowell, Massachusetts; Munich, Germany; and Yokohama-Shi, Japan. The Electronic Materials division capacity utilization percentage in 1996 was approximately 70%.

     During 1996, the Magnetic Materials division operated five principal facilities, of which three are owned (approximately 205,000 square feet) and two are leased (approximately 90,000 square feet). These facilities, which are in excess of 25,000 square feet, are located in Fremont, California; Richardson, Texas; Elk Grove Village, Illinois; Seabrook, New Hampshire; and Hicksville, New York. The Magnetic Materials division capacity utilization percentage in 1996 was approximately 55%.

     During 1996, the Packaging Products division operated five principal production facilities and laboratories located in Birmingham, Alabama; Hayward, California; Tournus, France; Deeside, Wales; and Gruningen, Switzerland totaling approximately 375,000 square feet. All facilities are owned by the Company except the Birmingham plant, which has been capitalized as a lease-purchase financed by industrial development bonds. The Packaging Products division has offices and a laboratory located in Waukegan, Illinois (approximately 31,000 square feet), which the Company owns. The Packaging Products division also manages the operation of a multi-division production facility located in Singapore of approximately 92,000 square feet. This production facility is owned by the Company. The Packaging Products division had a capacity utilization percentage of approximately 82% in 1996.

     The Nonwovens division, in 1996, operated production facilities in Windsor Locks, Connecticut (approximately 842,000 square feet); Chirnside, Scotland (approximately 202,000 square feet) and Stalldalen, Sweden (approximately 452,000 square feet), which the Company owns. The Nonwovens division also leases a production facility in Radcliffe, England totaling approximately 175,000 square feet. The Nonwovens division has a distribution facility located in Windsor Locks, Connecticut of approximately 250,000 square feet which is leased. The cogeneration facility located in Windsor Locks, Connecticut

(approximately 42,000 square feet) is owned by the Company. The capacity utilization percentage for the Nonwovens division production facilities in 1996 was approximately 86%.

     Dexter S.A., located in Tournus, France operated a production facility of approximately 162,000 square feet with a capacity utilization percentage of approximately 55% in 1996. This facility is owned by the Company.

     During 1996, Life Technologies, Inc. operated production facilities in ten plants. Four are owned by Life Technologies, Inc. (approximately 281,000 square feet), and six are leased facilities (approximately 140,000 square feet). Life Technologies, Inc. has offices (approximately 45,000 square feet) and research and development facilities (approximately 30,000 square feet) in Gaithersburg, Maryland, which it leases. In addition, Life Technologies, Inc. leases twelve distribution centers and warehouses which total approximately 114,000 square feet and owns two distribution centers and warehouses which total approximately 40,000 square feet. Life Technologies, Inc. facilities in excess of 25,000 square feet are located in Gaithersburg, Maryland; Frederick, Maryland; Grand Island, New York; Auckland, New Zealand; and Paisley, Scotland. At December 31, 1996, Life Technologies, Inc. had a capital lease in the amount of $4.7 million for a parcel of land on which they are constructing a new corporate R&D center and other administrative offices, including their headquarters, located in Rockville, Maryland. The capacity utilization percentage at Life Technologies, Inc. production facilities in 1996 was approximately 85%.

     Dexter and Solvay S.A., of Belgium, operate an equally owned international joint venture. The joint venture operates an owned production and distribution facility in Grand Prairie, Texas (approximately 90,000 square feet). The joint venture also operates an owned production and laboratory facility in Mansfield, Texas (approximately 140,000 square feet). Additionally, the joint venture operates an owned Automotive Applications Development Center facility in Auburn Hills, Michigan (approximately 47,000 square feet). During the fourth quarter of 1995 the Company announced it intended to sell its 50% interest in D & S Plastics International.

     In the second quarter 1996, the Company sold its acoustic materials business located in Kansas City, Missouri and its small powder coatings business located in Birmingham, Alabama.

ITEM 3  LEGAL PROCEEDINGS

     The Company is not involved in any pending or threatened legal proceedings other than ordinary routine litigation incidental to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations, or cash flows. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, on page 6, for information on administrative proceedings arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1996.

ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of The Dexter Corporation, together with the offices in The Dexter Corporation presently held by them, their other business experience since January 1, 1992, and their ages, are as follows:

                                                               OTHER BUSINESS EXPERIENCE
          NAME                          TITLE                        SINCE 1/1/92            AGE
-------------------------  -------------------------------  -------------------------------  ---
K. Grahame Walker          Chairman, President and Chief    President and Chief Executive    59
                           Executive Officer (since 1993)   Officer

Bruce H. Beatt             Vice President, General Counsel  General Counsel and Secretary    44
                           and Secretary (since 1992)

Ronald C. Benham           Vice President; Senior Division  Senior Division President,       54
                           President, Dexter Electronic     Dexter Electronic Materials
                           Materials Division (since 1992)  Division

Kathleen Burdett           Vice President and Chief         Vice President and Controller    41
                           Financial Officer (since 1995)

T. Daniel Clark            Vice President; Senior Division  Vice President, Corporate        55
                           President, Dexter Packaging      Development
                           Products Division (since 1994)

George Collin              Controller (since 1995)          Vice President-Administration,   47
                                                            Dexter Automotive Materials
                                                            Division; Vice President-
                                                            Operations, D & S Plastics
                                                            International

R. Barry Gettins, Ph.D.    Senior Vice President,           Vice President; Senior Division  55
                           Operations Development (since    President, Dexter Nonwovens
                           1996)                            Division

David G. Gordon            Vice President; Senior Division  President, D & S Plastics        45
                           President, Dexter Nonwovens      International
                           Division (since 1996)

Lawrence D. McClure        Vice President, Human Resources  Vice President, Organization     48
                           (since 1995)                     Capabilities, Aetna Life &
                                                            Casualty Company; Vice
                                                            President, Human Resources,
                                                            Pratt & Whitney, a division of
                                                            United Technologies Corporation

John D. Thompson           Senior Vice President,           Vice President, Corporate        47
                           Strategic and Business           Services; Vice President,
                           Development (since 1995)         Financial Services; Vice
                                                            President and Treasurer

The following changes in executive officers occurred during 1996:

     Effective in April 1996, the following changes in executive officers occurred: R. Barry Gettins, Ph.D., was appointed Senior Vice President, Operations Development and David G. Gordon was appointed a Vice President of the Company and Senior Division President of the Dexter Nonwovens Division.

     Pursuant to the Bylaws of the Company, each officer holds his/her office until death, resignation, removal from office or the election or appointment of his/her successor. The Bylaws provide that the Board of Directors shall elect a President and a Secretary each year at its first meeting following the annual meeting of shareholders and may at that time elect other officers of the Company, and it is expected that the Board of Directors will so act at its meeting scheduled for April 24, 1997. No family relationships exist between any of the executive officers of Dexter.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     For information regarding the market for the registrant's common stock and related stockholder matters, see Summary of Financial Data on pages 18 and 19, Statement of Financial Position on pages 22 and 23, Statement of Changes in Shareholders' Equity on page 24, Shareholders' Equity, Preferred Stock and Stock Compensation Plans footnotes on page 42, Stock Plan footnote and discussion of Stock Option Plans on pages 42 and 43, and Shareholder/Investor Information on the inside back cover of the 1996 Annual Report which are incorporated herein by reference.

ITEM 6  SELECTED FINANCIAL DATA

     For information regarding selected financial data, see the Summary of Financial Data on pages 18 and 19 of the 1996 Annual Report which is incorporated herein by reference. For a discussion of this Financial Data, see the Quarterly Financial Information on page 24, Analysis of Operations on pages 25 through 27, Market Segment Data on pages 28 and 29, Life Technologies, Inc. on pages 30 and 31, and Analysis of Financial Condition and Operations on pages 34 and 35 of the 1996 Annual Report which are incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information required by this item, see the Management Statement on page 17 and the Summary of Financial Data on pages 18 and 19 of the 1996 Annual Report which are incorporated herein by reference. For information concerning results of operations, see Analysis of Operations on pages 25 through 27, Market Segment Data on pages 28 and 29, Life Technologies, Inc. and D & S Plastics International on pages 30 and 31, and Geographic Data on pages 32 and 33 of the 1996 Annual Report which are incorporated herein by reference. For information on liquidity, reference the Events, Trends and Vulnerabilities and Liquidity footnotes in Analysis of Financial Condition and Operations on pages 34 and 35, respectively, the Working Capital discussion on page 35, the Short-term Debt, the Property, Plant and Equipment, and the Long-term Debt footnotes on pages 36, 37, and 40, respectively, of the 1996 Annual Report which are incorporated herein by reference. For information on capital resources, reference the Liquidity discussion in Analysis of Financial Condition and Operations on page 35, the Short-term Debt, the Property, Plant and Equipment, the Long-term Debt, and Shareholders' Equity footnotes on pages 36, 37, 40, and 42, respectively, of the 1996 Annual Report which are incorporated herein by reference. For the discussion of legal proceedings pertaining to the Company, see Item 3, Legal Proceedings on page 4 of this Form 10-K, and page 37 of the 1996 Annual Report which is incorporated herein by reference. For information on environmental matters, see the Environmental Liabilities footnote on page 41 of the 1996 Annual Report which is incorporated herein by reference.

     Pursuant to authority granted under the "Comprehensive Environmental Response, Compensation and Liability Act of 1980" (CERCLA), the U.S. Environmental Protection Agency (USEPA) has issued a National Priority List of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Company is engaged in continuing negotiations with the USEPA and state authorities with regard to 19 of the over twelve hundred sites on the National Priority List. Due to the uncertainty of the remedial measures to be adopted at various sites and the fact that imposition of joint and several liability is possible under CERCLA, the liability of the Company with respect to any site at which remedial measures have not been completed cannot be established with certainty. Nevertheless, based upon the information available at this time, the Company believes it has properly provided for its best estimate of the liabilities and that the outcome of these matters will not have a material adverse effect upon its financial condition, results of operations or cash flows in the future.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Summary of Financial Data contained on pages 18 and 19, Financial Statements contained on pages 20 through 24, Quarterly Financial Information on page 24, Analysis of Operations contained on pages 25 through 33, Analysis of Financial Condition and Operations contained on pages 34 and 35, and Analysis of Financial Position contained on pages 35 through 43 of the Company's 1996 Annual Report which are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Within 24 months prior to the date of the most recent financial statements referred to above in Item 8, no Form 8-K under the Securities Exchange Act of 1934, as amended, reporting a change in accountants, has been required to be filed.

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K and in the Company's 1996 Annual Report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about (i) meeting the Company's published financial goals, (ii) future growth in the Company's revenues and earnings and (iii) improvements in the markets served by the Company. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: unit volume growth below the Company's targeted range, the impact of competitive products and pricing, changes in the prices of raw materials, fluctuations in foreign currency rates, changes in laws and regulations, and other risks identified in the Company's 1996 Annual Report in the section entitled Events, Trends and Vulnerabilities on pages 34 and 35.

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

ITEM 11  EXECUTIVE COMPENSATION

     For information required by this item, see the section entitled "Compensation of Executive Officers" on pages 7 through 14, inclusive, of the Proxy Statement, which is incorporated herein by reference.

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

     D & S Plastics International, a 50 percent owned subsidiary, borrowed up to $4.3 million in 1996 and $4.7 million in 1995 from the Company under a revolving line of credit to finance short-term working capital needs. The line of credit was at current market interest rates and was repaid at December 31, 1996. At December 31, 1995, $4.3 million was outstanding. At December 31, 1996, the Company held $4.7 million in short-term investments at a 5.3% interest rate for D & S Plastics International. The Company has recorded these investments in current assets, and notes payable and interest payable to D & S Plastics International in current liabilities.

     Life Technologies, Inc., a majority-owned subsidiary, borrowed up to $3.1 million in 1994 from the Company under a revolving line of credit to finance short-term working capital needs. The line of credit was at current market interest rates and was repaid at December 31, 1994. During 1996 and 1995, no borrowings occurred.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:
          The response to this item is set forth commencing on page F-1 of this report.
          2. Financial Statement Schedule:
          The response to this item is set forth commencing on page F-1 of this report.
          3. Exhibits:
          Exhibit 3A       --   Restated Certificate of Incorporation of The Dexter
                                Corporation, filed with the Secretary of the State of
                                Connecticut on June 26, 1990, was filed as Exhibit 3A-2 with the registrant's Quarterly Report on Form 10-Q (File No.
                                1-5542) for the quarter ended June 30, 1990, and is hereby incorporated herein by reference.
          Exhibit 3B       --   Bylaws of The Dexter Corporation, as amended April 25, 1991, were filed as Exhibit 3B with the registrant's report on Form
                                10-Q (File No. 1-5542) for the quarter ended March 31, 1991, and is hereby incorporated herein by reference.
          Exhibit 4A       --   The Rights Agreement dated as of August 23, 1996, between the registrant and ChaseMellon Shareholder Services, L.L.C. was filed as Exhibit 4 to Form 8-K (File No. 1-5542), which was filed with the Securities and Exchange Commission on September
                                9, 1996, and is hereby incorporated herein by reference.
          Exhibit 4B       --   Note Agreement, dated July 24, 1990, between the registrant and
                                The Prudential Insurance Company of America was filed as
                                Exhibit 4C with the registrant's Quarterly Report on Form 10-Q
                                (File No. 1-5542) for the quarter ended June 30, 1990, and is hereby incorporated herein by reference.
          Exhibit 4B(1)    --   Amendment, dated November 14, 1991, to the Note Agreement, dated July 24, 1990, was filed as Exhibit 4C(1) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1991, and is hereby incorporated herein by reference.
          Exhibit 4B(2)    --   Amendment, dated February 9, 1993, to the Note Agreement, dated
                                July 24, 1990, was filed as Exhibit 4C(2) with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                December 31, 1992, and is hereby incorporated herein by
                                reference.
          Exhibit 4B(3)    --   Amendment, dated September 30, 1993, to the Note Agreement, dated July 24, 1990, was filed as Exhibit 4C(3) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4C       --   Note Agreement, dated November 14, 1991, between the registrant and The Prudential Insurance Company of America, was filed as
                                Exhibit 4D with the registrant's report on Form 10-K (File No.
                                1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4C(1)    --   Amendment, dated February 9, 1993, to the Note Agreement, dated
                                November 14, 1991, was filed as Exhibit 4C(2) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1992, and is hereby incorporated herein by reference.

          Exhibit 4C(2)    --   Amendment, dated September 30, 1993, to the Note Agreement, dated November 14, 1991, was filed as Exhibit 4D(2) with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4D       --   Master Shelf Agreement, dated September 30, 1993, between the registrant and The Prudential Insurance Company of America, as
                                amended and restated on December 17, 1993, was filed as Exhibit
                                4E with the registrant's report on Form 10-K (File No. 1-5542)
                                for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 10A      --   The Dexter Corporation's 1979 Stock Option Plan, as amended, was filed as Exhibit 4.3 to Post-Effective Amendment No. 4 to the registrant's Registration Statement on Form S-8 (File No.
                                2-63959) dated March 29, 1983, and is hereby incorporated
                                herein by reference.
          Exhibit 10B      --   Agreement, dated December 15, 1989, between the registrant and
                                K. Grahame Walker was filed as Exhibit 10B with the
                                registrant's quarterly report on Form 10-Q (File No. 1-5542)
                                for the quarter ended March 31, 1991, and is hereby
                                incorporated herein by reference. Omitted pursuant to the
                                Instruction to item 601(10)(iii) of Regulation S-K and Rule
                                12b-31 under the Securities Exchange Act of 1934 are copies of eight other agreements between the registrant and the following named officers, each of which agreements is substantially
                                identical to Exhibit 10B in all material respects except as to the individual party thereto and the identification of his/her position with the registrant: Bruce H. Beatt, Kathleen Burdett,
                                George Collin, Horst Geldmacher, Dr. R. Barry Gettins, Lawrence
                                D. McClure, Dale J. Ribaudo, and John D. Thompson.
          Exhibit 10C      --   Agreement, dated December 20, 1991, between the registrant and
                                Ronald C. Benham was filed as Exhibit 10C with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                December 31, 1992, and is hereby incorporated herein by
                                reference. Omitted pursuant to the Instruction to Item
                                601(10)(iii) of Regulation S-K and Rule 12b-31 under the
                                Securities Exchange Act of 1934 are copies of nine other
                                agreements between the registrant and the following officers and key employees, each of which agreements is substantially identical to Exhibit 10C in all material respects except as to the individual party thereto and the identification of his position with the registrant: John B. Blatz, T. Daniel Clark,
                                David G. Gordon, Richard B. Hurley, John B. Lockwood, Jeffrey
                                W. McClelland, T. James Rudd, Edward J. Scannell and David
                                Woodhead.
          Exhibit 10D      --   The Dexter Corporation's Executive Supplemental Retirement
                                Plan, as amended and restated and effective January 1, 1989, was filed as Exhibit 10F(1) to the registrant's report on Form
                                10-K (File No. 1-5542) for the fiscal year ended December 31,
                                1991, and is hereby incorporated herein by reference.
          Exhibit 10D(1)   --   Amendment, dated October 22, 1993, to The Dexter Corporation's
                                Executive Supplemental Retirement Plan, was filed as Exhibit
                                10D(2) with the registrant's quarterly report on Form 10-Q
                                (File No. 1-5542) for the quarter ended September 30, 1993, and is hereby incorporated herein by reference.

          Exhibit 10E      --   The Dexter Corporation's 1987 Interim Stock Option Plan, was
                                filed as Exhibit 28(a) to the registrant's Registration
                                Statement on Form S-8 (File No. 33-27597) dated March 17, 1989, and is hereby incorporated herein by reference.
          Exhibit 10F      --   The Dexter Corporation's 1988 Stock Option Plan, was filed as
                                Exhibit 28(d) to the registrant's Registration Statement on
                                Form S-8 (File No. 33-27597) dated March 17, 1989, and is
                                hereby incorporated herein by reference.
          Exhibit 10G      --   The Dexter Corporation's Executive Deferred Compensation
                                Benefit Plan, as amended.
          Exhibit 10H      --   The Dexter Corporation's Amended and Restated Retirement
                                Equalization Plan was filed as Exhibit 10H with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 10I      --   The Dexter Corporation's Transferred Executives' Supplemental
                                Retirement Program, as amended and restated, was filed as
                                Exhibit 10J with the registrant's report on Form 10-K (File No.
                                1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 10J      --   The Dexter Corporation's 1994 Long-Term Incentive Plan was
                                filed as Exhibit 10K with the registrant's quarterly report on
                                Form 10-Q (File No. 1-5542) for the quarter ended March 31,
                                1994, and is hereby incorporated herein by reference.
          Exhibit 10K      --   The Dexter Corporation's 1994 Stock Plan for Outside Directors
                                was filed as Exhibit 10L with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended March 31,
                                1994, and is hereby incorporated herein by reference.
          Exhibit 10L      --   The Dexter Corporation's 1996 Non-Employee Director's Stock
                                Plan was filed as Exhibit 10L with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended
                                March 31, 1996, and is hereby incorporated herein by reference.
          Exhibit 10M      --   The Dexter Corporation's Senior Management Executive Incentive
                                Plan was filed as Exhibit 10M with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended
                                March 31, 1996, and is hereby incorporated herein by reference.
          Exhibit 13       --   The Dexter Corporation's 1996 Annual Report to Shareholders.
          Exhibit 21       --   Subsidiaries of the Registrant.
          Exhibit 23       --   Consent of Certified Public Accountants.
          Exhibit 27       --   Financial Data Schedule
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

Dated March 11, 1997

                                          THE DEXTER CORPORATION
                                          (Registrant)

                                          By: /s/ Kathleen Burdett

                                            ------------------------------------
                                            Kathleen Burdett
                                            Vice President and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 1997:

               NAME                                  CAPACITY                        DATE
-----------------------------------    -------------------------------------    ---------------

/s/ K. Grahame Walker                  Chairman; Director                        March 11, 1997
-----------------------------------    (principal executive officer)
K. Grahame Walker

/s/ Kathleen Burdett                   Vice President and                        March 11, 1997
-----------------------------------    Chief Financial Officer
Kathleen Burdett                       (principal financial officer)

/s/ George Collin                      Controller                                March 11, 1997
-----------------------------------    (principal accounting officer)
George Collin

/s/ Charles H. Curl                    Director                                  March 11, 1997
-----------------------------------
Charles H. Curl

/s/ Henrietta Holsman Fore             Director                                  March 11, 1997
-----------------------------------
Henrietta Holsman Fore

/s/ Bernard M. Fox                     Director                                  March 11, 1997
-----------------------------------
Bernard M. Fox

/s/ Robert M. Furek                    Director                                  March 11, 1997
-----------------------------------
Robert M. Furek

/s/ Martha Clark Goss                  Director                                  March 11, 1997
-----------------------------------
Martha Clark Goss

/s/ Edgar G. Hotard                    Director                                  March 11, 1997
-----------------------------------
Edgar G. Hotard

/s/ Peter G. Kelly                     Director                                  March 11, 1997
-----------------------------------
Peter G. Kelly

/s/ Jean-Francois Saglio               Director                                  March 11, 1997
-----------------------------------
Jean-Francois Saglio

/s/ Glen L. Urban                      Director                                  March 11, 1997
-----------------------------------
Glen L. Urban

/s/ George M. Whitesides               Director                                  March 11, 1997
-----------------------------------
George M. Whitesides

                                    INDEX TO
                       FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      PAGE
                                                                                   -----------
Report of Independent Accountants..............................................        F-2

                                                                                   1996 ANNUAL
FINANCIAL STATEMENTS                                                               REPORT PAGE
-------------------------------------------------------------------------------    -----------
  Summary of Financial Data....................................................       18-19
  Statement of Income..........................................................        20
  Statement of Cash Flows......................................................        21
  Statement of Financial Position..............................................       22-23
  Statement of Changes in Shareholders' Equity.................................        24
  Analysis of Operations.......................................................       25-33
  Analysis of Financial Condition and Operations...............................       34-35
  Analysis of Financial Position...............................................       35-43

FINANCIAL STATEMENT SCHEDULE
-------------------------

  Schedule II  Valuation and Qualifying Accounts...............................        F-3

                   ------------------------------------------

       Schedules other than those listed above are omitted for the reason that the information required on such schedules is contained in the Company's 1996 Annual Report to Shareholders, elsewhere in Form 10-K or they are not required or are not applicable.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dexter Corporation as of December 31, 1996, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     In 1996, the Corporation, as more fully described in the accompanying financial review, adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SFAS No. 123, Accounting for Stock-Based Compensation. In 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

                                                /s/ Coopers & Lybrand L.L.P.

                                                COOPERS & LYBRAND L.L.P.

Springfield, Massachusetts
February 4, 1997

                                                                     SCHEDULE II

                             THE DEXTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                         COLUMN C
                                                          COLUMN B      ADDITIONS                      COLUMN E
                                                         ----------     ----------                    ----------
                       COLUMN A                          BALANCE AT     CHARGED TO      COLUMN D      BALANCE AT
-------------------------------------------------------  BEGINNING      COSTS AND      ----------       END OF
                      DESCRIPTION                        OF PERIOD       EXPENSES      DEDUCTIONS       PERIOD
-------------------------------------------------------  ----------     ----------     ----------     ----------
1996
Environmental Reserve..................................   $ 17,140                       $  804        $ 16,336
Restructuring Reserve..................................      1,791                          106           1,685
Allowance for Doubtful Accounts........................      5,851        $2,360          1,591           6,620
                                                           -------        ------         ------         -------
                                                          $ 24,782        $2,360         $2,501        $ 24,641
                                                           =======        ======         ======         =======
1995
Environmental Reserve..................................   $ 20,292                       $3,152        $ 17,140
Restructuring Reserve..................................      6,294                        4,503           1,791
Allowance for Doubtful Accounts........................      4,994        $1,819            962           5,851
                                                           -------        ------         ------         -------
                                                          $ 31,580        $1,819         $8,617        $ 24,782
                                                           =======        ======         ======         =======
1994
Environmental Reserve..................................   $ 22,766                       $2,474        $ 20,292
Restructuring Reserve..................................     10,735                        4,441           6,294
Allowance for Doubtful Accounts........................      4,428        $1,482            916           4,994
                                                           -------        ------         ------         -------
                                                          $ 37,929        $1,482         $7,831        $ 31,580
                                                           =======        ======         ======         =======