Form 10-Q
period 1997-03-31
DEXTER CORP
filed 1997-05-12
CIK 28582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                  Outstanding at April 30, 1997
--------------------------                    -----------------------------
COMMON STOCK, PAR VALUE $1                        23,032,526 SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 -     Financial Statements

             Reference is made to the following consolidated financial statements which are incorporated herein by reference:

             (a) Exhibit 99a - Condensed Statement of Income for the three months ended March 31, 1997 and 1996.

             (b) Exhibit 99b - Condensed Statement of Financial Position as of March 31, 1997, December 31, 1996, and March 31, 1996.

             (c) Exhibit 99c - Condensed Statement of Cash Flows for the three months ended March 31, 1997 and 1996.

             (d) Exhibit 99d - Net Sales by Market for the three months ended March 31, 1997 and 1996.

             (e)  Exhibit 99e - Notes to Consolidated Financial Statements.

             The unaudited financial data included herein as of March 31, 1997 and 1996, and for the three-month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.


Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             The Company reported record first quarter earnings of $12.9 million, or $.55 per share, compared with $11.1 million, or $.46 per share, for the first quarter of 1996. Net income increased 15% while earnings per share improved 20% in the first quarter.

             Sales for the first quarter of 1997 were $272.3 million, a 2% decrease compared with sales of $277.2 million, in the first quarter of 1996. A 3% gain in unit volume was more than offset by a 2% decrease due to net effect of acquisitions and divestitures, a 2% unfavorable effect of currency exchange rates, and price decreases averaging 1%.

             Products with strong performance in the first quarter include aerospace adhesive materials, liquid encapsulant materials serving the electronics market, medical nonwoven material, and sales of products at Life Technologies, Inc. other than fetal bovine serum. Products with weaker performance include magnetic materials, beverage can coatings serving the international markets, and fetal bovine serum.

             Other income was $4.2 million for the first quarter of 1997, an increase of $2.0 million over the first quarter of 1996. This increase is primarily due to higher equity income from companies owned 50% or less, principally D & S Plastics International in addition to higher royalty income at Life Technologies, Inc.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued


             Consolidated gross margin of 35.6% of net sales in the first quarter of 1997 improved by 1.4 percentage points from 34.2% in the first quarter of 1996. This increase is primarily attributable to higher gross margins at Life Technologies, Inc., and the net favorable effect of lower raw material costs offset by lower selling prices at wholly owned Dexter businesses.

             Marketing and administrative costs and R&D expense increased in the first quarter of 1997 due to increased cost at Life Technologies, Inc.

             Effective April 1, 1997, the Company completed the divestiture of its 50% interest of D & S Plastics International, an equally owned joint venture between The Dexter Corporation and the Solvay Group to Solvay America, Inc. of Houston, Texas. D & S Plastics is the largest North American supplier of elastomer modified thermoplastic olefins (TPO) to the automotive industry and a recognized leader in TPO applications engineering.

                                     PART II

                                OTHER INFORMATION


Item 4 -    Submission of Matters to a Vote of Security Holders

            The annual meeting of the shareholders of the Company was held on April 24, 1997, where the following actions were taken:

      (a) The re-election to the Board of Directors of Mr. Charles H. Curl, president of Curl & Associates; Peter G. Kelly, Esq., chairman of Updike, Kelly & Spellacy, P.C.; and Mr. Jean-Francois Saglio, president of the French National Institute for the Environment and president of ERSO.

            The votes for each director were as follows:

            Director                        For                     Withheld
            --------                        ---                     --------
            Charles H. Curl              18,859,072                 2,705,870
            Peter G. Kelly               18,762,561                 2,802,381
            Jean-Francois Saglio         19,184,828                 2,380,114

            In addition, the following directors continue in office for the terms expiring as indicated: Mr. Robert M. Furek (1998), Mrs. Martha Clark Goss (1998), Mr. Edgar G. Hotard (1998), Glen L. Urban, Ph.D.
            (1998), Ms. Henrietta Holsman Fore (1999), Mr. Bernard M. Fox
            (1999), Mr. K. Grahame Walker (1999), and George M. Whitesides, Ph.D. (1999).


      (b) The selection of Coopers & Lybrand L.L.P. as auditors of the Company for the year 1997 was ratified.

            The votes for selection of Coopers & Lybrand L.L.P. were as follows:

                     For                 Against               Abstain
                     ---                 -------               -------
                 21,502,368              22,429                40,145


Item 6 -    Exhibits and Reports on Form 8-K

      (a) Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

            Exhibit 27 of Part 1 - Financial Data Schedule

            Exhibit 99 of Part 1 - First Quarter 1997 Financial Statements and Notes

      (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE DEXTER CORPORATION


Date    May 9, 1997                            /s/ Kathleen Burdett
     -----------------------------             --------------------------------
                                               Kathleen Burdett
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)





Date    May 9, 1997                            /s/ George Collin
     -----------------------------             --------------------------------
                                               George Collin
                                               Controller
                                               (Principal Accounting Officer)

                                INDEX TO EXHIBITS







Exhibit No.

15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

27         Financial Data Schedule

99         First Quarter 1997 Financial Statements and Notes