Form 10-Q
period 1997-06-30
DEXTER CORP
filed 1997-08-01
CIK 28582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   --------------------


Commission file number   1 - 5542
                       ----------

                             THE DEXTER CORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                           06 - 0321410
---------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

ONE ELM STREET, WINDSOR LOCKS, CONNECTICUT               06096
---------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(860) 292 - 7675
----------------
(Registrant's telephone number, including area code)

N/A
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                    Outstanding at July 31, 1997
--------------------------                       ----------------------------
COMMON STOCK, PAR VALUE $1                             23,140,476 SHARES
--------------------------                       ----------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1 -          Financial Statements

             Reference is made to the following consolidated financial statements which are incorporated herein by reference:

              (a) Exhibit 99a - Condensed Statement of Income for the three months and six months ended June 30, 1997 and 1996.

              (b) Exhibit 99b - Condensed Statement of Financial Position as of
                  June 30, 1997, December 31, 1996, and June 30, 1996.

              (c) Exhibit 99c - Condensed Statement of Cash Flows for the six
                  months ended June 30, 1997 and 1996.

              (d) Exhibit 99d - Net Sales by Market for the three months and six months ended June 30, 1997 and 1996.

              (e) Exhibit 99e - Notes to Consolidated Financial Statements.

             The unaudited financial data included herein as of June 30, 1997 and 1996, and for the three and six month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.


Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

The Company reported that earnings from operations for the second quarter of 1997 were an all time record of $16 million, or $.70 per share. This represents a 23% increase over the comparable earnings per share from operations of $.57 in the same period of 1996. Total net income for the second quarter of 1996 of $14.4 million, or $.61 per share, included a one-time $1 million, or $.04 per share, gain from the disposal of product lines.

Sales for the second quarter of 1997 were a record $293.2 million, a 3% increase compared with sales of $285.7 million in the second quarter last year. A strong 8% gain in unit volume was partially offset by a 3% unfavorable effect of currency translation rates and a 2% decrease due to the net effect of acquisitions and divestitures.

Sales for the first six months of 1997 were flat compared to prior year at $565.5 million. An increase in unit volume of 5% was offset by a 2% decrease due to the net effect of acquisitions and divestitures, unfavorable effect of currency translation rates of 2%, and price decreases averaging 1%.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued


Earnings for the first six months of 1997 were a record $28.9 million, or $1.25 per share. This represents an 18% increase in earnings and a 21% increase in earnings per share from operations compared with the results from operations for the first half of 1996 of $24.6 million, or $1.03 per share. Total net income for the six months of 1996 of $25.5 million, or $1.07 per share, included a $.04 per share gain from the disposal of product lines.

Products with a particularly strong performance in the second quarter and first six months of 1997 include aerospace adhesive materials, electronic encapsulation materials, and products at Life Technologies, Inc. Although beverage can coatings serving the international markets were weaker compared to the same periods last year, these products have demonstrated a strong trend of improvement through the second quarter.

Consolidated gross margin of 36.1% of net sales in the second quarter of 1997 was the best quarterly gross margin since 1990. The 1.8 percentage point improvement from 34.3% in the second quarter of 1996 was the combined result of favorable product mix, strong volume, and productivity improvements at wholly owned Dexter businesses as well as at Life Technologies, Inc. Gross margin on a six-month basis was similarly improved at 35.9%, a 1.7 percentage point increase over the same period last year.

Marketing and administrative costs and R&D expense increased in the second quarter and first six months primarily due to increased cost at Life Technologies, Inc.

Other income for the first six months of 1997 was $6.9 million, a 33% increase over the same period last year. This was principally due to higher equity income in the first quarter of 1997 from D & S Plastics International, which was divested effective April 1, 1997, and higher royalty income at Life Technologies, Inc.

                                     PART II

                                OTHER INFORMATION


Item 6  -   Exhibits and Reports on Form 8-K

      (a) Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

            Exhibit 27 of Part 1 - Financial Data Schedule

            Exhibit 99 of Part 1 - Second Quarter 1997 Financial Statements and Notes

      (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE DEXTER CORPORATION


        August 1, 1997                        /s/ Kathleen Burdett
Date
     ------------------------                 ---------------------------
                                              Kathleen Burdett
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)




        August 1, 1997                        /s/ George Collin
Date
     ------------------------                 ---------------------------
                                              George Collin
                                              Controller
                                              (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.

     15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

     27       Financial Data Schedule

     99       Second Quarter 1997 Financial Statements and Notes