Form 10-Q
period 1997-09-30
DEXTER CORP
filed 1997-11-07
CIK 28582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________



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

        CLASS                                       Outstanding at October 31, 1997
COMMON STOCK, PAR VALUE $1                                  23,162,255 SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 - Financial Statements

             Reference is made to the following consolidated financial statements which are incorporated herein by reference:

              (a) Exhibit 99a -- Condensed Statement of Income for the three months and nine months ended September 30, 1997 and 1996.

              (b) Exhibit 99b -- Condensed Statement of Financial Position as of
                  September 30, 1997, December 31, 1996, and September 30, 1996.

              (c) Exhibit 99c -- Condensed Statement of Cash Flows for the nine months ended September 30, 1997 and 1996.

              (d) Exhibit 99d -- Net Sales by Market for the three months and nine months ended September 30, 1997 and 1996.

              (e)  Exhibit 99e -- Notes to Consolidated Financial Statements.

             The unaudited financial data included herein as of September 30, 1997 and 1996, and for the three and nine month periods then ended, have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Operations

The Company reported that earnings per share increased 24% to $.62 per share from $.50 per share in the third quarter of 1996 on a sales increase of 6%. Earnings increased 21% to a third quarter record of $14.2 million from $11.7 million in the same period last year.

Sales of $286.9 million were a third quarter record and increased 6% compared with sales of $269.5 million in the third quarter last year. A strong 8% increase in unit volume and a 2% increase due to acquisitions were partially offset by a 4% unfavorable effect of currency translation rates.

Sales for the nine-month period ended September 30, 1997, were $852.4 million, a 2% increase compared with sales of $832.4 million for the same period last year. An increase in unit volume of 6% was partially offset by a 3% unfavorable effect of currency translation rates and a 1% decrease due to the net effect of acquisitions and divestitures.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Earnings for the nine-month period of 1997 were a record $43.1 million, or $1.87 per share. This represents a 19% increase in earnings from operations and a 22% increase in earnings per share from operations compared with the results from operations for the same period last year of $36.3 million, or $1.53 per share. Total net income for the nine months ended September 30, 1996, of $37.3 million, or $1.57 per share, included a $.04 per share gain from the disposal of product lines.

Products with strong performance in the third quarter and nine months ended September 30, 1997 include aerospace adhesive materials, electronic encapsulation materials, nonwoven materials serving the European food market, and sales of products at Life Technologies, Inc. Products with weaker performance for the quarter and year-to-date include food and beverage can coatings serving international markets and medical nonwoven materials in the domestic market.

Consolidated gross margin of 36.3% of net sales in the third quarter of 1997 improved 2.0 percentage points from 34.3% in the same period last year. This 2.0 percentage point improvement resulted from strong volume, favorable product mix, and productivity improvements at both wholly owned Dexter businesses and at Life Technologies, Inc. Gross margin on a year-to-date basis was 36%, a 1.7 percentage point improvement over the same period last year.

Marketing and administrative costs increased $4.9 million, or 9%, in the third quarter, principally due to costs associated with recently acquired businesses and increased costs at Life Technologies, Inc. On a year-to-date basis, marketing and administrative costs increased 5%, mostly due to Life Technologies, Inc.

Other income for the third quarter of 1997 decreased $.8 million, or 26%, due to lower total equity income resulting from the divestiture of D & S Plastics International, which was effective April 1, 1997.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Analysis of Financial Condition

Other assets as of September 30, 1997 were $49.1 million, a decrease of $38.1 million and $34.5 million compared with December 31, 1996 and September 30, 1996, respectively. These decreases were primarily due to the divestiture of the Company's 50% equity interest in D & S Plastics International, which was effective April 1, 1997.

Current installments of long-term debt as of September 30, 1997 were $31.6 million, an increase of $19.3 million and $18.9 million compared with December 31, 1996 and September 30, 1996, respectively. These increases principally relate to the Company's 9.25% sinking fund debentures and are due to a prepayment of $15 million which will occur in November 1997 and a prepayment of $5 million to be made in December 1997. Long-term debt of $168.5 million as of September 30, 1997 decreased $41.5 million and $40.4 million compared with December 31, 1996 and September 30, 1996, respectively. These decreases were primarily due to the abovementioned reclasses to current installments of long-term debt and a $15 million prepayment in August 1997 of the Company's 9.25% sinking fund debentures.

Treasury stock as of September 30, 1997 was $52.5 million, an increase of $16.8 million compared with $35.7 million at December 31, 1996 and an increase of $21.5 million compared with $31 million at September 30, 1996. In 1997, the Company purchased 671,200 shares of its outstanding common stock at an average price of $30.54 per share. In the fourth quarter 1996, the Company purchased 160,400 shares of its outstanding common stock at an average of $32.54 per share.

                                     PART II

                                OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibit 15 of Part 1 -- Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

            Exhibit 27 of Part 1 -- Financial Data Schedule

            Exhibit 99 of Part 1 -- Third Quarter 1997 Financial Statements and Notes

      (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE DEXTER CORPORATION
                                            (Registrant)

        November 7, 1997                     /s/ Kathleen Burdett
Date___________________________             ___________________________________
                                            Kathleen Burdett
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS







Exhibit No.

     15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

     27           Financial Data Schedule

     99           Third Quarter 1997 Financial Statements and Notes