Form 10-Q
period 1998-09-30
DEXTER CORP
filed 1998-11-13
CIK 28582

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

          CLASS                                  Outstanding at October 31, 1998

COMMON STOCK, PAR VALUE $1                             23,279,353 SHARES

                                     PART I

                            FINANCIAL INFORMATION

Item 1 -     Financial Statements

         Reference is made to the following consolidated financial statements, which are incorporated herein by reference:

         (a) Exhibit 99a - Condensed Statement of Income for the three and nine-month periods ended September 30, 1998 and 1997.

         (b) Exhibit 99b - Condensed Statement of Financial Position as of September 30, 1998, December 31, 1997, and September 30, 1997.

         (c) Exhibit 99c - Condensed Statement of Cash Flows for the nine-month periods ended September 30, 1998 and 1997.

         (d) Exhibit 99d - Statement of Comprehensive Income for the three and nine-month periods ended September 30, 1998 and 1997.

         (e) Exhibit 99e - Net Sales by Market for the three and nine-month periods ended September 30, 1998 and 1997.

         (f)    Exhibit 99f - Notes to Condensed Consolidated Financial
                Statements.

         The unaudited financial data included herein as of September 30, 1998 and 1997, and for the three and nine-month periods then ended, have been reviewed by the registrant's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached.


Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

ANALYSIS OF OPERATIONS

The Company reported third quarter 1998 net income of $14.2 million, or $.61 per share on a diluted basis, which maintained the record level for third quarter earnings set in 1997. An improvement in gross margin together with expense controls supported this result.

Sales in the third quarter of 1998 were $283.4 million, a 1% decrease compared with sales of $286.9 million in the third quarter last year. A 2% increase due to acquisitions was offset by 1% decreases in unit volume, currency translation effects, and average prices.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

ANALYSIS OF OPERATIONS, CONTINUED

Sales for the first nine months of 1998 were $875.9 million, a 3% increase compared with sales of $852.4 million for the same period last year. A 3% increase in unit volume and a 2% increase due to acquisitions were partially offset by a 1% unfavorable effect of currency translation rates and price decreases averaging 1%.

Earnings for the first nine months of 1998 were a record $44.8 million, or $1.92 per share on a diluted basis, a 4% increase compared with $43.1 million, or $1.84 per share diluted, for the same period last year.

Products with stronger performance in the third quarter and first nine months of 1998 compared with the same periods last year include aerospace adhesives and coatings, food and specialty can coatings serving international markets, nonwoven wet wipes in the medical market, and products at Life Technologies, Inc.

Sales of electronic encapsulation materials and printed wiring board products serving the electronics market, and beer and beverage can coatings serving international markets had weaker performance in both the third quarter and first nine months of 1998 compared with the same periods last year. Sales were weaker in the third quarter 1998 compared with the third quarter of 1997 for magnetic materials, nonwoven materials serving the international food packaging market and the "other" segment.

Consolidated gross margin of 36.8% in the third quarter of 1998, stated as a percentage of sales, increased .5 percentage points compared with 36.3% in the third quarter of 1997. Gross margin of 36.6% for the first nine months of 1998 increased .6 percentage points compared with 36% for the same period last year. These improvements came from increased volume at Life Technologies, Inc. as well as productivity and cost containment activities.

Marketing and administrative costs increased $8.2 million, or 5%, for the first nine months of 1998 compared with the same period in 1997, principally due to increased costs at Life Technologies, Inc. and marketing and administrative costs associated with businesses acquired in the fourth quarter of 1997.

Other income of $7.2 million for the first nine months of 1998 decreased $2.1 million, or 22%, compared with $9.3 million for the first nine months of 1997 primarily due to lower equity income resulting from the divestiture of D & S Plastics International, which was effective April 1, 1997. The negative impact of the lower other income for the first nine months of 1998 was more than offset by a decrease in interest expense of $2.4 million due to lower average long-term borrowings in 1998. The effective tax rate was 35% in 1998 compared with 36% in 1997.

Minority interest expense increased $.5 million, or 13%, in the third quarter of 1998 and $1.4 million, or 13%, for the first nine months of 1998 compared with the same periods last year, due to increased profits at Life Technologies, Inc.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

ANALYSIS OF FINANCIAL CONDITION

Excess acquisition cost as of September 30, 1998 was $94.8 million, an increase of $18.4 million, compared with $76.4 million as of September 30, 1997. This increase was due to an increase of $25.8 million primarily related to the impact of businesses acquired in the fourth quarter of 1997, which was partially offset by $7.1 million of amortized costs.

Other assets as of September 30, 1998 were $74.5 million, an increase of $25.4 million, compared with $49.1 million as of September 30, 1997. This increase was primarily due to an increase of $23.1 million for patents, technology, formulas, and covenants related to businesses acquired in the fourth quarter of 1997.

Accrued liabilities and taxes as of September 30, 1998 were $95.7 million, a decrease of $12.7 million, compared with $108.4 million as of September 30, 1997. This decrease was primarily due to a decrease in accrued taxes of $9.2 million.

IMPACT OF THE YEAR 2000

General

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's systems, equipment, or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to manufacture products, to process transactions, send invoices, or engage in similar normal business activities.

Based on its initial assessments, the Company determined that it would be required to modify or replace portions of its equipment, hardware, and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications and replacement of existing equipment, hardware and software, the year 2000 issue can be mitigated.

Project Plan

The Company's plan to resolve the year 2000 issue will be implemented by each of the Company's businesses and involves five phases: inventory; risk assessment, prioritization, and ownership assignment; compliance research; remediation; and testing. The inventory, risk assessment, prioritization, ownership assignment, and compliance research phases, which are being performed concurrently, are expected to be substantially completed by the end of 1998. The remediation and testing phases are expected to be substantially completed by June 30, 1999 and September 30, 1999, respectively. Although the Company's year 2000 plan is being completed on a business by business basis, it is estimated that, overall, the inventory and risk assessment phases are currently substantially complete, the compliance research phase is approximately 50% to 60% complete, the remediation phase is approximately 30% to 40% complete, and the testing phase is approximately 20% to 30% complete.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

IMPACT OF THE YEAR 2000, CONTINUED

The Company's year 2000 inventory is segregated into four categories: business applications (mainframe/LAN software and desktop hardware/software), tools and platforms (mainframe/LAN hardware), intelligent devices (manufacturing, laboratory, office, and facilities equipment), and external business partners (suppliers, customers, and other service providers). Business applications and tools and platforms are considered information technology ("IT") systems while intelligent devices and external business partners are considered non-IT systems.

Concerning IT systems, two of the Company's businesses will replace most of their existing applications with a year 2000 compliant version of new enterprise resource planning ("ERP") software. Legacy systems for these businesses that will not be replaced by the ERP system will either be made year 2000 compliant or replaced. One business is in the process of "repairing" (i.e., making it year 2000 compliant) its existing core business system and will replace some portions of its software with year 2000 compliant software. The remaining businesses have upgraded their core business applications to a year 2000 compliant software version and are in the process of testing these applications for year 2000 compliancy.

Non-IT systems are significantly more difficult to address than IT systems. The Company has dedicated resources to assisting our businesses with identifying potentially affected intelligent devices and has contracted with an outside firm that has a proprietary year 2000 compliance status database that will assist in the compliance research for these devices. Determination of compliance status, remediation, and testing of these devices will also be more difficult than IT systems, as some of the manufacturers of potentially affected equipment may no longer be in business.

The external business partners category primarily includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has established a questionnaire to be used by the businesses for obtaining this information from key business partners. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of insuring that these parties will be year 2000 ready and the inability of these parties to successfully complete their year 2000 compliance program could impact the Company. For key business partners, the initial assessments will be evaluated and, as deemed necessary, follow-up assessments will be made. We expect this process to be ongoing throughout the remainder of 1998 and 1999.

Over the next several months, the Company will be developing detailed contingency and business continuation plans for each business to address potential year 2000 exposures.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

IMPACT OF THE YEAR 2000, CONTINUED

Costs

The Company utilizes both internal and external resources to repair or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the year 2000 project is estimated at between $6.5 and $7.5 million and is being funded through operating cash flows. To date, the Company has incurred approximately $2.1 million (approximately 50% expensed and 50% capitalized) related to all phases of the year 2000 project. The remaining project costs are attributable to either repair or replacement of equipment, hardware, and software and will be expensed as incurred or capitalized, as appropriate.

Risks

The failure to remediate a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially or adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, the Company is unable to determine with certainty at this time whether the consequences of year 2000 failures will have a material impact on the Company. The Company's year 2000 plan is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem. The Company believes that, with the execution of its year 2000 plan in a timely manner, the possibility of significant interruptions of normal operations should be reduced.

The Company plans to complete the year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including, but not limited to, the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on tasks completed to date compared to all required tasks. However, there can be no guarantee that expected completion dates will be met, and actual results could differ materially from those forecasted. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in certain areas, the ability to locate and correct all relevant equipment, devices and computer codes, and similar uncertainties.

IMPACT OF THE EURO CONVERSION

Within Europe, the European Economic and Monetary Union (the "EMU") will introduce a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange, and to promote the free flow of capital, goods, and services.

On January 1, 1999, the participating countries are scheduled to adopt the Euro as their local currency, initially available for currency trading on currency exchanges and non cash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

IMPACT OF THE EURO CONVERSION, CONTINUED

be issued for cash transactions. For a period of six months thereafter, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use the Euro exclusively.

The Company has considered the effects of the Euro conversion on each of its businesses and their systems and has determined that each business will be capable of processing the necessary transactions in both Euro and legacy currencies during this transition period. The Company has further determined that its primary businesses operate in countries which are not deemed to be "participating countries" at January 1, 1999, and therefore operations are not expected to be materially affected by this conversion. The overall costs associated with implementation of this conversion are not expected to be material to the financial position, results of operations, and cash flows of the Company as a whole.

FORWARD LOOKING STATEMENTS

Statements made in this report which are not historical are forward-looking statements, and as such, are subject to a number of risks. These risks, including those pertaining to the year 2000 issue, and other risks and uncertainties, are detailed in Dexter's Form 10-K, for the year ended December 31, 1997.

                                     PART II

                                OTHER INFORMATION


Item 6  - Exhibits and Reports on Form 8-K

    (a) Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

         Exhibit 27 of Part 1 - Financial Data Schedule

         Exhibit 99 of Part 1 - Third Quarter 1998 Financial Statements and
         Notes

    (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DEXTER CORPORATION
                                        (Registrant)

     November 13, 1998                          /s/ Kathleen Burdett
Date...........................           ...................................

                                                Kathleen Burdett
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)




     November 13, 1998                           /s/ Glenn E. Tynan
Date...........................          ...................................

                                                 Glenn E. Tynan
                                                 Controller
                                                 (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.
-----------

    15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

    27      Financial Data Schedule

    99      Third Quarter 1998 Financial Statements and Notes