Form 10-K
period 1998-12-31
DEXTER CORP
filed 1999-03-09
CIK 28582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ____________

Commission file number 1-5542

                               DEXTER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        CONNECTICUT                                 06-0321410
              --------------------------------                ----------------------
              (State or other jurisdiction of                    (I.R.S. Employer
               incorporation or organization)                 Identification Number)

                       ONE ELM STREET
                 WINDSOR LOCKS, CONNECTICUT                           06096
         ------------------------------------------                -----------
          (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code            860-292-7675

Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                         WHICH REGISTERED
       --------------------------                  ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the registrant's common stock as of February 26, 1999, held by nonaffiliates of the registrant was $645,735,035.

The number of shares of the registrant's common stock, $1 par value, outstanding at February 26, 1999 was 23,269,731.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
Dexter Corporation's 1998 Annual Report to Shareholders (Parts I, II and IV).

Proxy Statement accompanying the notice, dated March 9, 1999, of the annual meeting of Dexter Corporation's shareholders to be held on April 22, 1999 (Parts I and III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
                                     PART I
  Item 1.    Business....................................................     1
  Item 2.    Properties..................................................     3
  Item 3.    Legal Proceedings...........................................     5
  Item 4.    Submission of Matters to a Vote of Security Holders.........     5
  Item 4a.   Executive Officers of the Registrant........................     5

                                     PART II
  Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................     7
  Item 6.    Selected Financial Data.....................................     7
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     7
  Item 7a.   Quantitative and Qualitative Disclosures about Market
             Risk........................................................     9
  Item 8.    Financial Statements and Supplementary Data.................    10
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    10

                                    PART III
  Item 10.   Directors and Executive Officers of the Registrant..........    11
  Item 11.   Executive Compensation......................................    11
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    11
  Item 13.   Certain Relationships and Related Transactions..............    11

                                     PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    12

                                     PART I

     As used herein, the term "Dexter" and the term "Company" shall mean Dexter Corporation and its consolidated subsidiaries unless the context otherwise indicates, the term "1998 Annual Report" shall mean the Company's 1998 Annual Report to Shareholders, and the term "Proxy Statement" shall mean the Proxy Statement accompanying Dexter's notice, dated March 9, 1999, of the annual meeting of Dexter's shareholders to be held on April 22, 1999. The 1998 Annual Report is filed as an exhibit to this report. Portions of the 1998 Annual Report and Proxy Statement are incorporated herein by reference as hereinafter stated.

ITEM 1  BUSINESS

GENERAL

     Founded in 1767 and incorporated in the state of Connecticut in 1914, Dexter Corporation operates specialty materials businesses with leadership positions in markets that provide opportunities for profitable growth. The principal markets served by the Company are the worldwide aerospace, electronics, food packaging, and medical markets. For an analysis of operations of the business of Dexter, see pages 24 through 29 of the 1998 Annual Report, incorporated herein by reference, which includes Life Technologies, Inc. information on pages 26 and 27, Segment Data on pages 28 and 29, and Geographic Information on page 29. Also, see Events, Trends and Vulnerabilities and Acquisitions and Divestitures information on pages 22 and 23 of the 1998 Annual report which are incorporated herein by reference.

     The financial information in the hereinafter mentioned pages and sections should be read in conjunction with the Financial Statements contained on pages 16 through 20, Quarterly Financial Information on page 21, Analysis of Financial Condition and Operations contained on pages 22 and 23, Analysis of Operations contained on pages 24 through 29, and Analysis of Financial Position contained on pages 30 through 39 of the 1998 Annual Report.

SEGMENT INFORMATION AND PRODUCTS

     The Company has three operating segments: Life Sciences, Nonwovens, and Specialty Polymers. The businesses of Dexter are organized and reported based on the commonality of the products, services and technologies employed within these segments.

     The life sciences segment focuses on the development and manufacture of precise, reproducible biological and biochemical products for life sciences research and commercial applications within the medical market. Life Technologies, Inc. is reported in this segment.

     The nonwovens segment focuses on the proprietary formulation and manufacture of long-fiber, wet-formed, and hydroentangled products, primarily for use in the food packaging, medical and hygiene markets. The Nonwoven Materials business and its cogeneration facility, which provides electricity and steam to the Nonwoven Materials, Windsor Locks, Connecticut facility, as well as, electricity to the local utility, are reported in this segment.

     The specialty polymers segment includes businesses whose product offerings are based on polymer technology for the formulation and processing of specialty adhesives, coatings and encapsulants primarily for use in the aerospace and electronics markets. Long-term polymer research and development for this segment is performed at the segment's specialty polymer research and development laboratories in San Diego, California. The Adhesive and Coating Systems business, Electronic Materials business and Magnetic Technologies business are reported in this segment. The Packaging Coatings business and Dexter SAS, a French subsidiary, whose product offerings are based on polymer technology serving the food packaging and industrial markets are also included in this segment but were divested in February 1999. For additional information on the divestiture of the Packaging Coatings business and Dexter SAS, refer to the Acquisitions and Divestitures footnote on page 23 of the 1998 Annual Report which is incorporated herein by reference.

     For additional information on the Company's segment and product information refer to Segment Data on pages 28 and 29 of the 1998 Annual Report which is incorporated herein by reference.

SUPPLIERS

     Dexter buys materials for its products from many suppliers and is not dependent on any one supplier or group of suppliers for any significant raw materials purchased.

     The materials bought include natural fibers such as hemp and woodpulp; synthetic fibers such as glass, rayon and polyester; basic chemical materials (many of which are derived from petroleum products) for the manufacture of synthetic resins; resins produced by others, including polypropylene; solvents, additives and pigments; highly purified chemicals and products collected from natural sources for Life Technologies' products; and magnetic materials. For further discussion of raw materials, see Events, Trends and Vulnerabilities on pages 22 and 23 of the 1998 Annual Report which is incorporated herein by reference.

CUSTOMERS

     In 1998, no single customer accounted for more than 5 percent of consolidated revenues, and the ten largest customers accounted for less than 20 percent. Dexter has no single customer contract for the sale of its products which it deems to be material to its business as a whole.

SALES AND MARKETING

     Dexter's customers for most specialty material products are principally industrial manufacturers who convert or incorporate Dexter's products into their own final product. Life science products are marketed directly to research laboratories, pharmaceutical and biotechnology companies, and other customers. Most of the Company's products are sold by its own sales force of which approximately 299 were directly engaged in field sales in 1998, 275 in 1997, and 252 in 1996. The remaining products are sold through agents or distributors. In general, each of the Company's product lines has its own sales force. Management believes that product research and development, close customer relations and strong technical service are important factors in Dexter's growth over the years.

BACKLOG

     Dexter continues to maintain a backlog of orders. Such backlog was approximately $85 million at December 31, 1998 and $77 million at December 31, 1997 and typically represents less than two months sales for businesses where backlog is applicable. The Company expects substantially all of the December 31, 1998 backlog to be shipped in 1999. Backlog was significant in all businesses except Life Technologies, Inc. (LTI), where backlog is not considered to be relevant to the business. Although backlog orders are reasonably firm, they may be subject to cancellation or delay and amounts are not necessarily indicative of future sales volume or profitability.

COMPETITION

     No company is known to compete with Dexter in all of its major businesses, but in each market, competition is offered by a number of companies, including firms substantially larger and with greater financial resources than Dexter.

     Dexter's management believes that Dexter is an important factor in each of its markets. All markets are diverse and highly competitive and emphasize the quality of their products. The businesses of the Company are characterized by technological leadership and the continual introduction of new products and services.

     Dexter continues to experience competition from imports in several of its domestic markets. For further discussion on competition, see Events, Trends and Vulnerabilities on pages 22 and 23 of the 1998 Annual Report which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

     Dexter engages in research and development with respect to new product development and product applications primarily for its own use, with only minor contract services provided for others. For further information on research and development, see the section entitled Events, Trends and Vulnerabilities on pages 22 and 23 of the 1998 Annual Report which is incorporated herein by reference.

     The total number of employees engaged in research and development were approximately 483, 465, and 447 at December 31, 1998, 1997 and 1996, respectively. For information on research and development expenditures, and acquired in-process research and development costs, see the Statement of Income on page 16 and the Acquisitions and Divestitures footnote on page 23 of the 1998 Annual Report which are incorporated herein by reference.

ENVIRONMENTAL REGULATION

     The Company is subject to federal, state and other legal requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does not believe that the continuing cost of complying with such regulations and other costs related to environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. Capital expenditures for environmental projects were $1.5 million for 1998 and are estimated to range from $1 -- $2 million for 1999. For further discussion of other current environmental matters, see Events, Trends and Vulnerabilities on pages 22 and 23 and the Environmental Liabilities footnote on page 33 of the 1998 Annual Report, both of which are incorporated herein by reference. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, on page 7, for information on administrative proceedings arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

EMPLOYEES

     Approximately 1,800 of the Company's 5,000 employees (see page 14 of the 1998 Annual Report which is incorporated herein by reference) are employed outside the United States. There has not been a significant work stoppage in recent years and management believes employee relations are good.

GEOGRAPHIC INFORMATION

     For information regarding geographic operations, see Events, Trends and Vulnerabilities on pages 22 and 23, Geographic Information on page 29, and the Currency Exchange Effects footnote on page 33 of the 1998 Annual Report which are incorporated herein by reference.

ITEM 2  PROPERTIES

     For certain information on properties, see the sections entitled Property, Plant and Equipment on page 31, the Leases footnote on page 32, and Business and Subsidiary Headquarters on page 42 of the 1998 Annual Report, all of which are incorporated herein by reference.

     The executive office of Dexter, located in Windsor Locks, Connecticut, is owned by the Company. In addition, the following general descriptions of Dexter's properties, including the locations of principal facilities, are presented by business. The company considers its facilities to be adequate and suitable for their current use. The capacity utilization percentage for Dexter's production facilities in 1998 was approximately 74%. There were no material leases under which properties described below were held.

     In the Life Sciences segment, during 1998, Life Technologies, Inc. operated four principal production facilities of which three are owned (approximately 276,000 square feet), and one is leased (approximately 63,000 square feet). Life Technologies, Inc.'s production facilities in excess of 25,000 square feet are located in Grand Island, New York; Auckland, New Zealand; and Inchinnan, Scotland, which it owns, and Frederick, Maryland, which it leases. Life Technologies, Inc. has its corporate office, a corporate research and development facility, and other administrative facilities located in Rockville, Maryland (approximately 238,000 square feet), which it owns. In addition, Life Technologies, Inc. leases a distribution center located in Frederick, Maryland of approximately 50,000 square feet and owns a distribution center of approximately 35,000 square feet located in Inchinnan, Scotland. The capacity utilization percentage at Life Technologies, Inc. production facilities in 1998 was approximately 84%.

     In the Nonwovens segment, during 1998, the Nonwoven Materials business operated production facilities in Windsor Locks, Connecticut (approximately 842,000 square feet); Chirnside, Scotland (approximately 203,000 square feet) and Stalldalen, Sweden (approximately 452,000 square feet), which the Company owns. The Nonwoven Materials business also leases a production facility in Radcliffe, England totaling approximately 175,000 square feet. The Nonwoven Materials business has a distribution facility located in Windsor Locks, Connecticut of approximately 250,000 square feet, which is leased. The cogeneration facility located in Windsor Locks, Connecticut (approximately 42,000 square feet) is owned by the Company. The capacity utilization percentage for the Nonwoven Materials business production facilities in 1998 was approximately 89%.

     During 1998, the Specialty Polymers segment consisted of the following businesses and their principal facilities:

     The Adhesive & Coating Systems business, in 1998, operated three principal facilities owned by the Company totaling approximately 354,000 square feet. These facilities are located in Bay Point, California; Waukegan, Illinois; and Bassano, Italy. The Adhesive & Coating Systems business capacity utilization percentage in 1998 was approximately 66%.

     The Electronic Materials business, in 1998, operated six production facilities and laboratories in the United States, Germany and Japan, of which four are owned (approximately 452,000 square feet) and two are leased (approximately 51,000 square feet). These facilities of the Electronic Materials business, which are in excess of 25,000 square feet, are located in Olean, New York; Industry, California; Londonderry, New Hampshire; Lowell, Massachusetts; Munich, Germany; and Yokohama-Shi, Japan. The Electronic Materials business capacity utilization percentage in 1998 was approximately 48%.

     The Magnetic Technologies business, in 1998, operated five principal facilities, of which three are owned (approximately 205,000 square feet) and two are leased (approximately 90,000 square feet). These facilities, which are in excess of 25,000 square feet, are located in Fremont, California; Richardson, Texas; Elk Grove Village, Illinois; Seabrook, New Hampshire; and Hicksville, New York. The Magnetic Technologies business capacity utilization percentage in 1998 was approximately 64%.

     The Packaging Coatings business, in 1998, operated five principal production facilities and laboratories located in Birmingham, Alabama; Hayward, California; Tournus, France; Deeside, Wales; and Gruningen, Switzerland totaling approximately 375,000 square feet. All facilities were owned by the Company. The Packaging Coatings business had offices and a laboratory located in Waukegan, Illinois (approximately 31,000 square feet), which the Company owns. The Packaging Coatings business also managed the operation of a multi-business production facility located in Singapore of approximately 92,000 square feet. This production facility was owned by the Company. The Packaging Coatings business had a capacity utilization percentage of approximately 78% in 1998. Dexter SAS, the Company's French coatings subsidiary, located in Tournus, France operated a production facility of approximately 162,000 square feet with a capacity utilization percentage of approximately 66% in 1998. This facility was owned by the Company. In February 1999, the Packaging Coatings business and Dexter SAS were divested. For additional information on this transaction, see the section entitled Acquisitions and Divestitures on page 23 of the 1998 Annual Report which is incorporated herein by reference.

ITEM 3  LEGAL PROCEEDINGS

     The Company and its subsidiaries are not involved in any pending or threatened legal proceedings other than ordinary routine litigation incidental to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations, or cash flows. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, on page 7, for information on administrative proceedings arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1998.

ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Dexter Corporation, together with the offices in Dexter Corporation presently held by them, their other business experience since January 1, 1994, and their ages, are as follows:

                                                              OTHER BUSINESS EXPERIENCE
          NAME                         TITLE                        SINCE 1/1/94            AGE
          ----                         -----                  -------------------------     ---
K. Grahame Walker         Chairman, President and Chief                                     61
                          Executive Officer (since 1993)

Bruce H. Beatt            Vice President, General Counsel                                   46
                          and Secretary (since 1992)

Ronald C. Benham          Vice President; President,                                        56
                          Electronic Materials Business
                          (since 1992)

John B. Blatz             Vice President, Environmental    Corporate Director of            47
                          and Process Management           Environmental Affairs
                          (effective January 1999)

Kathleen Burdett          Vice President and Chief         Vice President and Controller    43
                          Financial Officer (since 1995)

David G. Gordon           Vice President; President,       President, D & S Plastics        47
                          Nonwoven Materials Business      International
                          (since 1996)

Jeffrey W. McClelland     Vice President; President,       President, Adhesive & Coating    56
                          Adhesive & Coating Systems       Systems Business
                          Business
                          (since 1998)

Lawrence D. McClure       Vice President, Human Resources  Vice President, Organization     50
                          (since 1995)                     Capabilities, Aetna Life &
                                                           Casualty Company

Dale J. Ribaudo           Treasurer (since 1992)                                            41

John D. Thompson          Senior Vice President,           Vice President, Corporate        49
                          Strategic and Business           Services; Vice President,
                          Development (since 1995)         Financial Services

David Woodhead            Vice President; President,       President, Magnetic              58
                          Magnetic Technologies Business   Technologies Business
                          (since 1998)

     The following changes in executive officers occurred during 1998:

     Effective in April 1998, Jeffrey W. McClelland and David Woodhead were appointed Vice Presidents of the Company, and effective in January 1999, John B. Blatz was appointed Vice President, Environmental and Process Management.

     Effective in June 1998, Glenn E. Tynan was appointed Controller of the Company until February 1999, when he left the Company. Prior to being Controller, he was Vice President, Finance and Controller, Lightolier Division of the Genlyte Group.

     Effective in December 1998, R. Barry Gettins, Ph.D. retired as Senior Vice President, Operations and Technology Development.

     Effective in February 1999, T. Daniel Clark, Vice President of the Company and President of the Packaging Coatings business, left the Company as a result of the divestiture of the Packaging Coatings business.

     Pursuant to the Bylaws of the Company, each officer holds his/her office until death, resignation, removal from office or the election or appointment of his/her successor. The Bylaws provide that the Board of Directors shall elect a President and a Secretary each year at its first meeting following the annual meeting of shareholders and may at that time elect other officers of the Company, and it is expected that the Board of Directors will so act at its meeting scheduled for April 22, 1999. No family relationships exist between any of the executive officers of Dexter.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     For information regarding the market for the registrant's common stock and related stockholder matters, see Summary of Financial Data on pages 14 and 15, Statement of Financial Position on pages 18 and 19, Statement of Changes in Shareholders' Equity on page 20, Shareholders' Equity, Preferred Stock and Stock Compensation Plans footnotes on page 38, Stock Plans footnote on page 39, and Shareholder/Investor Information on the inside back cover of the 1998 Annual Report which are incorporated herein by reference.

ITEM 6  SELECTED FINANCIAL DATA

     For information regarding selected financial data, see the Summary of Financial Data on pages 14 and 15 of the 1998 Annual Report which is incorporated herein by reference. For a discussion of this Financial Data, see the Quarterly Financial Information on page 21, Analysis of Financial Condition and Operations on pages 22 and 23, Analysis of Operations on pages 24 through 26, Life Technologies, Inc. on pages 26 and 27, and Segment Data on pages 28 and 29 of the 1998 Annual Report which are incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information required by this item, see the Management Statement on page 12 and the Summary of Financial Data on pages 14 and 15 of the 1998 Annual Report which are incorporated herein by reference. For information concerning results of operations, see Analysis of Operations on pages 24 through 26, Life Technologies, Inc. on pages 26 and 27, Segment Data on pages 28 and 29 and Geographic Information on page 29 of the 1998 Annual Report which are incorporated herein by reference. For information on liquidity, reference the Events, Trends and Vulnerabilities and Liquidity footnotes in Analysis of Financial Condition and Operations on pages 22 and 23, the Working Capital discussion on page 30, the Property, Plant and Equipment footnote on page 31, the Short-term Debt footnote on page 32, and the Long-term Debt footnote on pages 36 and 37 of the 1998 Annual Report which are incorporated herein by reference. For information on capital resources, reference the Liquidity discussion in Analysis of Financial Condition and Operations on page 23, the Property, Plant and Equipment footnote on page 31, the Short-term Debt footnote on page 32, the Long-term Debt footnote on pages 36 and 37, and the Shareholders' Equity footnote on page 38 of the 1998 Annual Report which are incorporated herein by reference. For the discussion of legal proceedings pertaining to the Company, see Item 3, Legal Proceedings on page 5 of this Form 10-K, and the Contingencies footnote on page 32 of the 1998 Annual Report which are incorporated herein by reference. For information on environmental matters, see Events, Trends and Vulnerabilities footnote on pages 22 and 23, and the Environmental Liabilities footnote on page 33 of the 1998 Annual Report which are incorporated herein by reference.

     Pursuant to authority granted under the "Comprehensive Environmental Response, Compensation and Liability Act of 1980" (CERCLA), the U.S. Environmental Protection Agency (USEPA) has issued a National Priority List of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Company is engaged in continuing negotiations with the USEPA and state authorities with regard to 17 of the over twelve hundred sites on the National Priority List. Due to the uncertainty of the remedial measures to be adopted at various sites and the fact that imposition of joint and several liability is possible under CERCLA, the liability of the Company with respect to any site at which remedial measures have not been completed cannot be established with certainty. Nevertheless, based upon the information available at this time, the Company believes it has properly provided for its best estimate of the liabilities and that the outcome of these matters will not have a material adverse effect upon its financial condition, results of operations or cash flows in the future.

IMPACT OF THE YEAR 2000

  General

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's systems, equipment, or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to properly manufacture products, process transactions, send invoices, or engage in similar normal business activities.

     Based on its initial assessments, the Company determined that it would be required to modify or replace portions of its equipment, hardware, and software so that affected systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications and replacement of existing equipment, hardware, and software, the year 2000 issue will be mitigated.

  Project Plan

     The Company's plan to resolve the year 2000 issue is being implemented by each of the Company's businesses and involves five phases: inventory; risk assessment, prioritization, and ownership assignment; compliance research; remediation; and testing. The inventory phase and the risk assessment, prioritization and ownership assignment phase, which were performed concurrently, are substantially complete. The compliance research phase is expected to be substantially completed by March 31, 1999. The remediation and testing phases are expected to be substantially completed by September 30, 1999. Although the Company's year 2000 plan is being completed on a business by business basis, it is estimated that the compliance research phase is 80% complete, the remediation phase is approximately 50% to 60% complete, and the testing phase is approximately 30% to 40% complete.

     The Company's year 2000 inventory of potentially affected items is segregated into four categories: business applications (developed software, customized extensions to purchased software and system interfaces), tools and platforms (purchased commercial products, both hardware and software), intelligent devices (manufacturing, laboratory, office, and facilities equipment), and external business partners (suppliers, customers, and other service providers). Business applications and tools and platforms are considered information technology ("IT") systems while intelligent devices and external business partners are considered non-IT systems.

     Concerning IT systems, two of the Company's businesses will replace most of their existing applications with a year 2000 compliant version of new enterprise resource planning ("ERP") software. Those legacy systems for these businesses that will not be replaced by the ERP system will either be made year 2000 compliant or replaced. Two businesses are in the process of "repairing" (i.e., making year 2000 compliant) their existing core business systems and will replace some portions of their software with year 2000 compliant software. The remaining businesses have upgraded their core business applications to a year 2000 compliant software version and are in the process of testing these applications for year 2000 compliancy.

     With respect to non-IT systems, the Company has dedicated resources to assist its businesses with identifying potentially affected intelligent devices and is using an outside firm that has a proprietary year 2000 compliance status database to assist in the compliance research for these devices. Determination of compliance status, remediation, and testing of these devices may be more difficult than IT systems, as some of the manufacturers of potentially affected equipment may no longer be in business.

     The external business partners category primarily includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has established a questionnaire to be used by the businesses for obtaining this information from key business partners. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of insuring that these parties will be year 2000 ready and the inability of these parties to successfully complete their year 2000 compliance program could impact the Company. For key business partners, the initial assessments are evaluated and, as deemed necessary, follow-up assessments are made. We expect this process to be ongoing throughout 1999.

     The Company is in the process of developing detailed contingency and business continuation plans for each business to address potential year 2000 exposures.

  Costs

     The Company utilizes both internal and external resources to repair or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the year 2000 project is estimated at between $6 and $7 million and is being funded through operating cash flows. To date, the Company has incurred approximately $2.5 million (approximately 60% expensed and 40% capitalized) related to all phases of the year 2000 project. The remaining project costs are attributable to either repair or replacement of equipment, hardware, and software and will be expensed as incurred or capitalized, as appropriate.

  Risks

     The failure to remediate a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including the ability to produce or deliver products to customers. Such failures could materially or adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, the Company is unable to determine with certainty at this time whether the consequences of year 2000 failures will have a material impact on the Company. The Company's year 2000 plan is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem. The Company believes that by executing its year 2000 plan in a timely manner, the possibility of significant interruptions of normal operations should be reduced.

     The Company plans to complete the year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including, but not limited to, the continued availability of certain resources and other factors. Estimates of the status of completion and the expected completion dates are based on tasks completed to date compared to all required tasks. However, there can be no guarantee that expected completion dates will be met, and actual results could differ materially from those forecasted. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in certain areas, the ability to locate and correct all relevant equipment, devices and computer codes, and similar uncertainties.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Dexter is exposed to market risk related to changes in foreign currency exchange rates, interest rates and commodity prices, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. A discussion of the Company's accounting policies for derivative financial instruments is included in the Long-term Debt footnote on pages 36 and 37, and the Currency Exchange Effects footnote on page 33 of the 1998 Annual Report which are incorporated herein by reference.

     The Company has two interest rate exchange agreements with a financial institution to limit exposure to interest rate volatility. Additionally, the Company enters into forward foreign currency contracts to mitigate the risks of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The Company's currency exposures vary, but are primarily concentrated in the German Mark, Swiss Franc, British Pound Sterling, Swedish Krona and Japanese Yen. Selective translation exposures are hedged using foreign currency-denominated debt. The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices. At December 31, 1998, the Company had no financial instruments outstanding as hedges of commodity price risk.

     These financial exposures are monitored and managed by Dexter as an integral part of Dexter's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on Dexter's results. The value of market risk sensitive financial instruments is subject to change as a result of movement in market rates and prices. Sensitivity analysis is one technique used to evaluate the impact of such possible movements on the valuation of these instruments. Based on a hypothetical ten-percent change in the value of business unit functional currencies at December 31, 1998, the Company estimates that the fair market value of the forward foreign currency contracts would have changed by $1.4 million. Further, the impact on Dexter's future cash flow related to foreign currency-denominated debt would be $3.5 million. In addition, based on a hypothetical one percentage point decrease in interest rates at December 31, 1998, the Company estimates that the fair market value of the interest rate exchange agreements would have decreased by $1.2 million. Changes in the fair market value of the forward foreign currency contracts and interest rate exchange agreements are substantially offset by changes in the fair value of the underlying hedged positions. Further, based on a hypothetical one percentage point decrease in interest rates at December 31, 1998, the Company estimates that the fair market value of its fixed-rate long-term debt would have increased by $9 million, which includes the effect of interest rate exchange agreements. A hypothetical one percentage point increase in interest rates related to floating rate debt at December 31, 1998 would decrease future pretax earnings and cash flow by $2.6 million annually.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Summary of Financial Data contained on pages 14 and 15, Financial Statements contained on pages 16 through 20, Quarterly Financial Information on page 21, Analysis of Financial Condition and Operations contained on pages 22 and 23, Analysis of Operations contained on pages 24 through 29, and Analysis of Financial Position contained on pages 30 through 39 of the Company's 1998 Annual Report which are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Within 24 months prior to the date of the most recent financial statements referred to above in Item 8, no Form 8-K under the Securities Exchange Act of 1934, as amended, reporting a change in accountants, has been required to be filed.

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about (i) meeting the Company's published financial goals, (ii) future growth in the Company's revenues, earnings and dividends; and (iii) improvements in the markets served by the Company. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: unit volume growth substantially different from the Company's targeted range, the impact of competitive products and pricing, changes in the prices of raw materials, fluctuations in foreign currency rates, changes in laws and regulations, risks pertaining to the Year 2000 issue, and other risks identified in the Company's 1998 Annual Report in the section entitled Events, Trends and Vulnerabilities on pages 22 and 23 which are incorporated herein by reference.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding directors of the Company, see the section entitled "Election of Directors" on pages 3 through 7, inclusive, of the Proxy Statement which is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4a of Part I as required by Instruction 3 of Item 401(b) of Regulation S-K. For information required by
Item 405 of Regulation S-K, see the section entitled "Certain Transactions and Legal Matters" on page 7 of the Proxy Statement which is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION

     For information required by this item, see the section entitled "Compensation of Executive Officers" on pages 8 through 15, inclusive, of the Proxy Statement which is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons, see the section entitled "Share Ownership" on pages 1 and 2 of the Proxy Statement which is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain relationships and related transactions of directors, see the section entitled "Election of Directors" on pages 3 through 7, inclusive, of the Proxy Statement which is incorporated herein by reference.

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

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.  Financial Statements:
          The response to this item is set forth commencing on page F-1 of this report.
      2.  Financial Statement Schedule:
          The response to this item is set forth commencing on page F-1 of this report.
      3.  Exhibits:
          Exhibit 3A       --   Restated Certificate of Incorporation of Dexter Corporation,
                                filed with the Secretary of the State of Connecticut on June
                                26, 1990, was filed as Exhibit 3A-2 with the registrant's
                                Quarterly Report on Form 10-Q (File No. 1-5542) for the
                                quarter ended June 30, 1990, and is hereby incorporated
                                herein by reference.
          Exhibit 3A(1)    --   Amendment to the Restated Certificate of Incorporation of
                                the registrant, filed with the Secretary of State of
                                Connecticut on April 23, 1998, was filed as Exhibit 3A(1)
                                with the registrant's quarterly report on Form 10-Q (File
                                No. 1-5542) for the quarter ended March 31, 1998, and is
                                hereby incorporated herein by reference.
          Exhibit 3B       --   Bylaws of Dexter Corporation, as amended April 25, 1991,
                                were filed as Exhibit 3B with the registrant's report on
                                Form 10-Q (File No. 1-5542) for the quarter ended March 31,
                                1991, and is hereby incorporated herein by reference.
          Exhibit 4A       --   Rights Agreement dated as of August 23, 1996, between the
                                registrant and ChaseMellon Shareholder Services, L.L.C. was filed as Exhibit 4 to Form 8-K (File No. 1-5542), which was filed with the Securities and Exchange Commission on
                                September 9, 1996, and is hereby incorporated herein by
                                reference.
          Exhibit 4B       --   Note Agreement, dated July 24, 1990, between the registrant and The Prudential Insurance Company of America was filed as
                                Exhibit 4C with the registrant's Quarterly Report on Form
                                10-Q (File No. 1-5542) for the quarter ended June 30, 1990, and is hereby incorporated herein by reference.
          Exhibit 4B(1)    --   Amendment, dated November 14, 1991, to the Note Agreement, dated July 24, 1990, was filed as Exhibit 4C(1) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1991, and is hereby
                                incorporated herein by reference.
          Exhibit 4B(2)    --   Amendment, dated February 9, 1993, to the Note Agreement,
                                dated July 24, 1990, was filed as Exhibit 4C(2) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1992, and is hereby
                                incorporated herein by reference.
          Exhibit 4B(3)    --   Amendment, dated September 30, 1993, to the Note Agreement, dated July 24, 1990, was filed as Exhibit 4C(3) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby
                                incorporated herein by reference.
          Exhibit 4C       --   Note Agreement, dated November 14, 1991, between the
                                registrant and The Prudential Insurance Company of America, was filed as Exhibit 4D with the registrant's report on Form
                                10-K (File No. 1-5542) for the fiscal year ended December
                                31, 1993, and is hereby incorporated herein by reference.

          Exhibit 4C(1)    --   Amendment, dated February 9, 1993, to the Note Agreement,
                                dated November 14, 1991, was filed as Exhibit 4C(2) with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1992, and is hereby
                                incorporated herein by reference.
          Exhibit 4C(2)    --   Amendment, dated September 30, 1993, to the Note Agreement, dated November 14, 1991, was filed as Exhibit 4D(2) with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby
                                incorporated herein by reference.
          Exhibit 4D       --   Master Shelf Agreement, dated September 30, 1993, between
                                the registrant and The Prudential Insurance Company of
                                America, as amended and restated on December 17, 1993, was filed as Exhibit 4E with the registrant's report on Form
                                10-K (File No. 1-5542) for the fiscal year ended December
                                31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4E       --   Five Year, $300,000,000 Credit Agreement among Dexter
                                Corporation, The First National Bank of Chicago, Bank of
                                America National Trust and Savings Association, Fleet
                                National Bank, and the Lenders named therein, dated December
                                15, 1998, was filed as Exhibit 4E to Form 8-K (File No.
                                1-5542) which was filed with Securities and Exchange
                                Commission on January 12, 1999, and is hereby incorporated herein by reference.
          Exhibit 4F       --   364 Day, $300,000,000 Credit Agreement among Dexter
                                Corporation, The First National Bank of Chicago, Bank of
                                America National Trust and Savings Association, Fleet
                                National Bank, and the Lenders named therein, dated December
                                15, 1998, was filed as Exhibit 4F to Form 8-K (File No.
                                1-5542) which was filed with Securities and Exchange
                                Commission on January 12, 1999, and is hereby incorporated herein by reference.
          Exhibit 10A      --   Agreement, dated December 15, 1989, between the registrant and K. Grahame Walker was filed as Exhibit 10B with the
                                registrant's quarterly report on Form 10-Q (File No. 1-5542)
                                for the quarter ended March 31, 1991, and is hereby
                                incorporated herein by reference. Omitted pursuant to the
                                Instruction to item 601(10)(iii) of Regulation S-K and Rule
                                12b-31 under the Securities Exchange Act of 1934 are copies of seven other agreements between the registrant and the
                                following named officers, each of which agreements is
                                substantially identical to Exhibit 10B in all material
                                respects except as to the individual party thereto and the identification of his/her position with the registrant:
                                Bruce H. Beatt, John B. Blatz, Kathleen Burdett, Horst
                                Geldmacher, Lawrence D. McClure, Dale J. Ribaudo, and John
                                D. Thompson.

          Exhibit 10B      --   Agreement, dated December 20, 1991, between the registrant and Ronald
                                C. Benham was filed as Exhibit 10C with the registrant's report on
                                Form 10-K (File No. 1-5542) for the fiscal year ended December 31,
                                1992, and is hereby incorporated herein by reference. Omitted pursuant to the Instruction to Item 601(10)(iii) of Regulation S-K and Rule 12b-
                                31 under the Securities Exchange Act of 1934 are copies of six other agreements between the registrant and the following officers and key employees, each of which agreements is substantially identical to
                                Exhibit 10C in all material respects except as to the individual party thereto and the identification of his position with the registrant: David G.
                                Gordon, Richard B. Hurley, John B. Lockwood, Jeffrey W. McClelland,
                                Edward J. Scannell and David Woodhead.
          Exhibit 10C      --   Dexter Corporation's Executive Supplemental Retirement Plan, as amended and restated and effective January 1, 1989, was filed as Exhibit 10F(1) to the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                December 31, 1991, and is hereby incorporated herein by reference.
          Exhibit 10C(1)   --   Amendment, dated October 22, 1993, to Dexter Corporation's Executive
                                Supplemental Retirement Plan, was filed as Exhibit 10D(2) with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended September 30, 1993, and is hereby incorporated herein by reference.
          Exhibit 10D      --   Dexter Corporation's 1988 Stock Option Plan, was filed as Exhibit 28(d) to the registrant's Registration Statement on Form S-8 (File No. 33-27597)
                                dated March 17, 1989, and is hereby incorporated herein by reference.
          Exhibit 10E      --   Dexter Corporation's Executive Deferred Compensation Benefit Plan, as
                                amended, was filed as Exhibit 10G to the registrant's report on Form 10-K
                                (File No. 1-5542) for the fiscal year ended December 31, 1996, and is hereby incorporated herein by reference.
          Exhibit 10F      --   Dexter Corporation's Amended and Restated Retirement Equalization Plan.
          Exhibit 10G      --   Dexter Corporation's Transferred Executives' Supplemental Retirement
                                Program, as amended and restated, was filed as Exhibit 10J with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                December 31, 1993, and is hereby incorporated herein by reference.
          Exhibit 10H      --   Dexter Corporation's 1994 Long-Term Incentive Plan was filed as Exhibit 10K with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended March 31, 1994, and is hereby incorporated herein by reference.
          Exhibit 10I      --   Dexter Corporation's 1994 Stock Plan for Outside Directors was filed as
                                Exhibit 10L with the registrant's quarterly report on Form 10-Q (File No.
                                1-5542) for the quarter ended March 31, 1994, and is hereby incorporated herein by reference.
          Exhibit 10I(1)   --   Amendment, dated February 26, 1999, to Dexter Corporation's 1994 Stock Plan
                                for Outside Directors.

               Exhibit 10J         --         Dexter Corporation's 1996 Non-Employee Director's Stock Plan was filed as
                                              Exhibit 10L with the registrant's quarterly report on Form 10-Q (File No.
                                              1-5542) for the quarter ended March 31, 1996, and is hereby incorporated herein by reference.
               Exhibit 10J(1)                 Amendment, dated April 24, 1997, to Dexter Corporation's 1996 Non-Employee
                                              Director's Stock Plan was filed as Exhibit 10J(1) to the registrant's report on
                                              Form 10-K (File No. 1-5542) for the fiscal period ended December 31, 1997, and is hereby incorporated herein by reference.
               Exhibit 10K         --         Dexter Corporation's Senior Management Executive Incentive Plan was filed as
                                              Exhibit 10M with the registrant's quarterly report on Form 10-Q (File No.
                                              1-5542) for the quarter ended March 31, 1996, and is hereby incorporated herein by reference.
               Exhibit 10L         --         Agreement, dated October 21, 1998, between the registrant and R. Barry Gettins,
                                              Ph.D.
               Exhibit 13          --         Dexter Corporation's 1998 Annual Report to Shareholders.
               Exhibit 21          --         Subsidiaries of the Registrant.
               Exhibit 23          --         Consent of Certified Public Accountants.
               Exhibit 27          --         Financial Data Schedule
               Long-term debt of the registrant or various of its subsidiaries is outstanding under numerous instruments. No such instrument authorizes an amount of securities thereunder in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis other than that filed as Exhibit 4E as referenced above. The registrant agrees that it will furnish a copy of any other long-term debt instrument to the
               Securities and Exchange Commission upon its request.

     (b) Reports on Form 8-K
         On January 12, 1999, a report on Form 8-K (File No. 1-5542) was filed for Item 2, Acquisition of Assets, pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 9, 1999

                                          DEXTER CORPORATION
                                          (Registrant)

                                          By: /s/ Kathleen Burdett

                                            ------------------------------------
                                            Kathleen Burdett
                                            Vice President and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 1999:

                   NAME                                     CAPACITY                        DATE
                   ----                                     --------                        ----

/s/ K. Grahame Walker                         Chairman; Director                        March 9, 1999
------------------------------------------    (principal executive officer)
K. Grahame Walker

/s/ Kathleen Burdett                          Vice President and                        March 9, 1999
------------------------------------------    Chief Financial Officer
Kathleen Burdett                              (principal financial officer)
                                              (principal accounting officer)

/s/ Charles H. Curl                           Director                                  March 9, 1999
------------------------------------------
Charles H. Curl

/s/ Henrietta Holsman Fore                    Director                                  March 9, 1999
------------------------------------------
Henrietta Holsman Fore

/s/ Bernard M. Fox                            Director                                  March 9, 1999
------------------------------------------
Bernard M. Fox

/s/ Robert M. Furek                           Director                                  March 9, 1999
------------------------------------------
Robert M. Furek

/s/ Martha Clark Goss                         Director                                  March 9, 1999
------------------------------------------
Martha Clark Goss

/s/ Edgar G. Hotard                           Director                                  March 9, 1999
------------------------------------------
Edgar G. Hotard

/s/ Peter G. Kelly                            Director                                  March 9, 1999
------------------------------------------
Peter G. Kelly

/s/ Jean-Francois Saglio                      Director                                  March 9, 1999
------------------------------------------
Jean-Francois Saglio

/s/ George M. Whitesides                      Director                                  March 9, 1999
------------------------------------------
George M. Whitesides

                                    INDEX TO
                       FINANCIAL STATEMENTS AND SCHEDULES

                                                                   PAGE
                                                                -----------
Report of Independent Accountants...........................        F-2

                                                                1998 ANNUAL
FINANCIAL STATEMENTS                                            REPORT PAGE
------------------------------------------------------------    -----------
  Summary of Financial Data.................................       14-15
  Statement of Income.......................................        16
  Statement of Cash Flows...................................        17
  Statement of Financial Position...........................       18-19
  Statement of Changes in Shareholders' Equity..............        20
  Quarterly Financial Information...........................        21
  Analysis of Financial Condition and Operations............       22-23
  Analysis of Operations....................................       24-29
  Analysis of Financial Position............................       30-39

FINANCIAL STATEMENT SCHEDULE
-------------------------

  Schedule II  Valuation and Qualifying Accounts............        F-3

                   ------------------------------------------

       Schedules other than those listed above are omitted for the reason that the information required on such schedules is contained in the Company's 1998 Annual Report to Shareholders, elsewhere in Form 10-K or they are not required or are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Dexter Corporation

In our opinion, the consolidated financial statements of Dexter Corporation listed in the index on page F-1 of this Form 10-K, present fairly, in all material respects, the consolidated financial position of Dexter Corporation at December 31, 1998, 1997, and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of Dexter Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                /s/ PricewaterhouseCoopers LLP

                                                PricewaterhouseCoopers LLP

Springfield, Massachusetts
February 9, 1999

                                                                     SCHEDULE II

                               DEXTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                  COLUMN C
                 COLUMN A                    COLUMN B            ADDITIONS             COLUMN D      COLUMN E
------------------------------------------  ----------    ------------------------    ----------    ----------
                                            BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                            BEGINNING     COSTS AND       OTHER                       END OF
               DESCRIPTION                  OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
               -----------                  ----------    ----------    ----------    ----------    ----------
1998
Environmental Reserve.....................   $15,825                                    $  509       $15,316
Restructuring Reserve.....................       716                                      (291)(b)     1,007
Allowance for Doubtful Accounts...........     7,663        $  910                       1,461         7,112
                                             -------        ------                      ------       -------
                                             $24,204        $  910                      $1,679       $23,435
                                             =======        ======                      ======       =======
1997
Environmental Reserve.....................   $16,336                                    $  511       $15,825
Restructuring Reserve.....................     1,685                                       969           716
Allowance for Doubtful Accounts...........     6,620        $2,240         $123(a)       1,320         7,663
                                             -------        ------         ----         ------       -------
                                             $24,641        $2,240         $123         $2,800       $24,204
                                             =======        ======         ====         ======       =======
1996
Environmental Reserve.....................   $17,140                                    $  804       $16,336
Restructuring Reserve.....................     1,791                                       106         1,685
Allowance for Doubtful Accounts...........     5,851        $2,360                       1,591         6,620
                                             -------        ------                      ------       -------
                                             $24,782        $2,360                      $2,501       $24,641
                                             =======        ======                      ======       =======

---------------
(a) Due to acquisitions.

(b) Due to recovery of insurance claim.