Form 10-Q
period 1999-03-31
DEXTER CORP
filed 1999-05-13
CIK 28582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


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

        CLASS                            Outstanding at April 30, 1999

COMMON STOCK, PAR VALUE $1                   23,029,544 SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 - Financial Statements

         Reference is made to the following condensed consolidated financial statements, which are incorporated herein by reference:

         (a) Exhibit 99a - Condensed Statement of Income for the three months ended March 31, 1999 and 1998.

         (b) Exhibit 99b - Condensed Statement of Financial Position as of March 31, 1999, December 31, 1998, and March 31, 1998.

         (c) Exhibit 99c - Condensed Statement of Cash Flows for the three months ended March 31, 1999 and 1998.

         (d) Exhibit 99d - Condensed Statement of Comprehensive Income for the three months ended March 31, 1999 and 1998.

         (e) Exhibit 99e - Net Sales and Operating Income by Segment for the three months ended March 31, 1999 and 1998.

         (f)      Exhibit 99f - Notes to Condensed Consolidated Financial
                  Statements.

         The unaudited financial data included herein as of March 31, 1999 and 1998, and for the three-month periods then ended, have been reviewed by the registrant's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF OPERATIONS

The Company reported first quarter 1999 net income from operations of $10.4 million, or $.45 per share on a diluted basis, compared with $14.2 million, or $.61 per share diluted, for the first quarter of 1998. Dexter's increased ownership of Life Technologies, Inc. created noncash amortization charges which, together with the net impact of divestitures, reduced first quarter 1999 earnings by $.13 per share. Improved operating results in the life sciences segment only partially offset some continuing softness in the specialty polymers segment related to the electronics market which, although improving, is still well below the strong first quarter of 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

ANALYSIS OF OPERATIONS, CONTINUED

During the quarter, Dexter sold its Packaging Coatings business, including Dexter SAS, its French industrial coatings subsidiary, and its 40% interest in Akzo Dexter Aerospace Finishes VoF. The first quarter comparison above excludes the gain from these divestitures of $2.53 per share. Including the gain, total earnings for the first quarter of 1999 were $68.8 million, or $2.98 per share diluted, compared with the $.61 per share diluted in the first quarter of 1998.

Sales in the first quarter of 1999 were $279.9 million, a decrease of 3%, compared with sales of $289.9 million in the first quarter of 1998. Volume increases of 4% and a 1% favorable effect of currency translation rates were more than offset by a 6% decrease due to divestitures and price decreases averaging 2%.

Products with strong performance in the first quarter of 1999 include products at Life Technologies, Inc., nonwoven hygiene products, and aerospace adhesives and specialty coatings in the specialty polymers segment. In the first quarter of last year, the electronic materials market was still very strong. Consequently, sales of electronic encapsulation materials, printed wiring board products, and magnetic materials had weaker performance in the first quarter of 1999 compared with the first quarter of 1998.

Consolidated gross margin of 37.1% for the first quarter of 1999, stated as a percentage of sales, increased .8 percentage points from 36.3% in the first quarter of 1998. This improvement was accomplished despite charges incurred in the first quarter of 1999 relating to Dexter's increased ownership of Life Technologies, Inc., which unfavorably impacted gross margin by 1.2 percentage points. Excluding these charges, gross margin improved 2.0 percentage points as a result of increased volume and a favorable product mix at Life Technologies, Inc.

Marketing and administrative costs increased $2.1 million, or 3%, in the first quarter of 1999, primarily due to increased costs at Life Technologies, Inc., which were partially offset by lower expenses resulting from the divestiture of the Packaging Coatings business in the first quarter of 1999.

Other income of $2.1 million in the first quarter of 1999 decreased $0.2 million from the first quarter of 1998. The decrease was primarily due to lower equity income resulting from the divestiture of Dexter's 40% interest in Akzo Dexter Aerospace Finishes VoF, which was effective January 15, 1999. This decrease was partially offset by increased interest income.

Interest expense of $6.4 million for the first quarter of 1999 increased $2.1 million, or 48%, compared with the first quarter of 1998. The increase was due to higher average borrowings in 1999 following the acquisition of an additional 22% ownership of Life Technologies, Inc. in December 1998. These borrowings were repaid at the beginning of March 1999 with proceeds received from the divestiture of the Packaging Coatings business.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

ANALYSIS OF FINANCIAL CONDITION

Accounts receivable as of March 31, 1999 was $171.5 million, a decrease of $32.4 million and $27.9 million, respectively, compared with $203.9 million at December 31, 1998 and $199.4 million at March 31, 1998. These decreases were primarily due to the divestiture of the Packaging Coatings business in the first quarter of 1999 of $44.7 million partially offset by increased receivables from continuing operations.

Property, plant, and equipment as of March 31, 1999 was $321 million, a decrease of $39.5 million, compared with $360.5 million at December 31, 1998. This decrease was primarily attributable to the divestiture of the Packaging Coatings business.

Excess of cost over net assets of businesses acquired (excess acquisition cost) as of March 31, 1999 was $122.2 million, an increase of $24.4 million, compared with $97.8 million as of March 31, 1998. This increase was primarily due to an increase of $63.4 million attributable to Dexter acquiring an additional 22% ownership of LTI in December 1998, partially offset by a decrease of $30.8 million resulting from the divestiture of the Packaging Coatings business and amortization charges of $7.4 million. Excess acquisition cost at March 31, 1999 decreased $34.8 million from $157 million at December 31, 1998 primarily due to the divestiture of the Packaging Coatings business and amortization charges of $2.3 million.

Patents, technology, trademarks, and covenants as of March 31, 1999 were $115.6 million, an increase of $86.8 million, compared with $28.8 million as of March 31, 1998. This increase was primarily due to an increase of $91.5 million attributable to Dexter's increased ownership of LTI, partially offset by amortization charges of $3.4 million and a decrease of $1.2 million resulting from the divestiture of the Packaging Coatings business.

Other assets were $53.5 million as of March 31, 1999, an increase of $8.3 million, compared with $45.2 million as of March 31, 1998. This increase was primarily due to increases in deferred tax assets, partially offset by a decrease in investments in affiliates due to the divestiture of the Company's 40% interest in Akzo Dexter Aerospace Finishes VoF in the first quarter of 1999.

Accounts payable of $77.2 million as of March 31, 1999, decreased $14.5 million and $23.3 million, respectively, compared with $91.7 million at December 31, 1998 and $100.5 million at March 31, 1998. These decreases were primarily due to the divestiture of the Packaging Coatings business.

Accrued liabilities and taxes as of March 31, 1999 were $130.9 million, an increase of $37.3 million and $42 million, respectively, compared with $93.6 million as of December 31, 1998 and $88.9 million as of March 31, 1998. These increases were principally due to an increase in accrued taxes related to the sale of the Packaging Coatings business. Long-term deferred income taxes were $45.4 million as of March 31, 1999, an increase of $23.2 million, compared with $22.2 million as of March 31, 1998. This increase was also primarily due to increased deferred taxes related to the sale of the Packaging Coatings business.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

ANALYSIS OF FINANCIAL CONDITION, CONTINUED

Long-term debt was $164 million as of March 31, 1999, a decrease of $218.2 million, compared with $382.2 million as of December 31, 1998. This decrease was primarily due to the repayment of long-term borrowings, related to the increased ownership of LTI, with proceeds received from the divestiture of the Packaging Coatings business.

Minority interests of $85 million as of March 31, 1999 decreased $26.1 million compared with $111.1 million as of March 31, 1998. This decrease was primarily due to Dexter's increased ownership of LTI. As a result, Dexter's ownership in LTI increased to approximately 71% from approximately 52% at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is strong and ample lines of credit are available to the Company and its subsidiaries. As shown in the Condensed Statement of Cash Flows, cash provided from operations of $3.2 million and investment activities of $212.6 million exceeded cash needed from financing activities of $198.5 million, thereby increasing cash for the first three months of 1999 by $17.3 million.

Investment activity for the first three months of 1999 included cash received from divestitures of $228.7 million, primarily related to the divestiture of the Packaging Coatings business, including Dexter SAS. Also included in investment activity during the first quarter of 1999 were capital expenditures of $17 million.

Financing activities for the first three months of 1999 included cash outflows principally used for the repayment of long-term debt of $216 million, which was primarily related to the increased ownership of LTI, the purchase of 250,500 shares of the Company's outstanding common stock for $7.2 million, and dividend payments of $6 million. Cash proceeds of $31.3 million related to new short-term debt were included in financing activities for the first quarter of 1999.

The Company plans to meet its future working capital and capital expenditure needs with funds provided from operations, the reduction of short-term securities and, as needed, short-term and long-term borrowings.

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

Project Plan & Status

The Company's plan to resolve the year 2000 issue is being implemented by each of the Company's businesses and involves five phases: inventory; risk assessment, prioritization, and ownership assignment; compliance research; remediation; and testing. The inventory phase and the risk assessment, prioritization, and ownership assignment phase, which were performed concurrently, are substantially complete. The compliance research phase is also substantially complete. The remediation and testing phases are expected to be substantially completed by September 30, 1999. Although the Company's year 2000 plan is being completed on a business by business basis, it is estimated that the remediation phase is approximately 80% to 85% complete, and the testing phase is approximately 40% to 50% complete.

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

Concerning IT systems, two of the Company's businesses will replace most of their existing applications with a year 2000 compliant version of new enterprise resource planning ("ERP") software. Those legacy systems for these businesses that will not be replaced by the ERP system will either be made year 2000 compliant or replaced. Two businesses are in the process of "repairing" (i.e., making year 2000 compliant) their existing core business systems and will replace some portions of their software with year 2000 compliant software. The remaining business has upgraded their core business applications to a year
2000 compliant software version and is in the process of testing these applications for year 2000 compliancy.

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

Costs

The Company utilizes both internal and external resources to repair or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the year 2000 project is estimated at between $6 and $7 million and is being funded through operating cash flows. To date, the Company has incurred approximately $3.9 million (approximately 50% expensed and 50% capitalized) related to all phases of the year 2000 project. The remaining project costs are attributable to either repair or replacement of equipment, hardware, and software and will be expensed as incurred or capitalized, as appropriate.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

In the first quarter of 1999, the Company sold its Packaging Coatings business, including Dexter SAS, its French industrial coatings subsidiary. As a result, the Company no longer has any foreign currency exposures relating to foreign operations of the Packaging Coatings business. Therefore, in March 1999, the Company redenominated its Swiss franc 29.9 million floating rate long-term borrowing due in 2003 into a Euro 18.7 million floating rate long-term borrowing with terms and conditions which exactly mirror the original Swiss franc debt. The redenomination was effected to hedge certain of the Company's remaining net asset investments in foreign operations. The Company also terminated the interest rate exchange agreement applicable to the Swiss franc debt and entered into a new interest rate swap agreement expiring in 2003 to limit exposures to interest rate volatility on the Euro 18.7 million floating rate promissory note. The swap resulted in a fixed annual rate of 3.975%.

The Company's currency exposures vary, but as of March 31, 1999, are primarily concentrated in the Euro, British Pound Sterling, Swedish Krona, and Japanese Yen.

FORWARD LOOKING STATEMENTS

Statements made in this report that are not historical are forward-looking statements, and as such, are subject to a number of risks. These risks, including those pertaining to the year 2000 issue, and other risks and uncertainties, are detailed in Dexter's Form 10-K, for the year ended December 31, 1998.

                                     PART II

                                OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of the Company was held on April 22, 1999, where the following actions were taken:

   (a) The re-election to the Board of Directors of Mrs. Henrietta Holsman Fore, Chairman and Chief Executive Officer of Holsman International and Chairman and President of Stockton Products; Mr. Bernard M. Fox, Consultant, Corporate and Energy Strategy; Mr. K. Grahame Walker, Chairman and Chief Executive Officer of Dexter Corporation; and Mr. George M. Whitesides, Ph.D., Professor of Chemistry at Harvard University.

         The votes for each director were as follows:

         Director                           For             Against
         --------                           ---             -------
         Henrietta Holsman Fore          20,135,429         70,839
         Bernard M. Fox                  20,102,150         104,118
         K. Grahame Walker               20,111,607         94,661
         George M. Whitesides            20,125,878         80,390

         In addition, the following directors continue in office for the terms expiring as indicated: Mr. Charles H. Curl (2000), Mr. Peter
         G. Kelly (2000), Mr. Jean-Francois Saglio (2000), Mr. Robert M. Furek (2001), Mrs. Martha Clark Goss (2001), and Mr. Edgar G. Hotard
         (2001).

   (b) The selection of PricewaterhouseCoopers LLP as auditors of the Company for the year 1999 was ratified.

         The votes for selection of PricewaterhouseCoopers LLP were as follows:

         For              Against        Abstain
         ---              -------        -------
         20,155,068       25,300         25,900

   (c) The proposal to adopt the Company's 1999 Long-Term Incentive Plan was approved.

         The votes for the approval of the Plan were as follows:

         For              Against        Abstain
         ---              -------        -------
         13,436,716      3,618,832       84,940

Item 5 - Other Information

         Effective in March 1999, Mr. Dale J. Ribaudo was appointed Vice President and Controller of the Company. Prior to his appointment, Mr. Ribaudo was Treasurer of the Company.

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibit 10M - Dexter Corporation's 1999 Long-Term Incentive Plan was filed as Exhibit 4.1 to the registrant's registration statement on Form S-8 (File No. 333-76873) dated April 22, 1999 and is hereby incorporated herein by reference.

         Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

         Exhibit 27 of Part 1 - Financial Data Schedule

         Exhibit 99 of Part 1 - First Quarter 1999 Financial Statements and
         Notes

    (b) On January 12, 1999, a report on Form 8-K (File No. 1-5542) was filed for Item 2, Acquisition of Assets, pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

         On March 11, 1999, a report on Form 8-K/A (File No. 1-5542) was filed as an amendment to the report on Form 8-K filed January 12, 1999, for
         Item 7, Financial Statements and Exhibits, pursuant to section 13 or 15
         (d) of the Securities Exchange Act of 1934.

         On March 15, 1999, a report on Form 8-K (File No. 1-5542) was filed for
         Item 2, Disposition of Assets, pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DEXTER CORPORATION
                                        (Registrant)

Date     May 13, 1999                        /s/ Kathleen Burdett
      ------------------                --------------------------------------
                                        Kathleen Burdett
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)





Date     May 13, 1999                        /s/ Dale J. Ribaudo
      ------------------                --------------------------------------
                                        Dale J. Ribaudo
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit No.

   10M      Dexter Corporation's 1999 Long-Term Incentive Plan was filed as
            Exhibit 4.1 to the registrant's registration statement on Form S-8 (File No. 333-76873) dated April 22, 1999, and is hereby incorporated herein by reference.

    15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

    27      Financial Data Schedule

    99      First Quarter 1999 Financial Statements and Notes