Form 10-Q
period 1999-06-30
DEXTER CORP
filed 1999-07-30
CIK 28582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from __ to ____________________

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

        CLASS                                        Outstanding at June 30, 1999
COMMON STOCK, PAR VALUE $1                                        23,037,976 SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 -     Financial Statements

             Reference is made to the following condensed consolidated financial statements, which are incorporated herein by reference:

              (a) Exhibit 99a - Condensed Statement of Income for the three and six-month periods ended June 30, 1999 and 1998.

              (b) Exhibit 99b - Condensed Statement of Financial Position as of
                  June 30, 1999, December 31, 1998, and June 30, 1998.

              (c) Exhibit 99c - Condensed Statement of Cash Flows for the
                  six-month periods ended June 30, 1999 and 1998.

              (d) Exhibit 99d - Condensed Statement of Comprehensive Income for
                  the three and six-month periods ended June 30, 1999 and 1998.

              (e) Exhibit 99e - Net Sales and Operating Income by Segment for
                  the three and six-month periods ended June 30, 1999 and 1998.

              (f) Exhibit 99f - Notes to Condensed Consolidated Financial
                  Statements.

             The unaudited financial data included herein as of June 30, 1999 and 1998, and for the three and six-month periods then ended, have been reviewed by the registrant's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

ANALYSIS OF OPERATIONS

The Company reported second quarter 1999 net income of $13.7 million, or $.60 per share on a diluted basis, compared with $16.4 million, or $.70 per share diluted, for the second quarter of 1998. Dexter's increased ownership of Life Technologies, Inc. created noncash amortization charges which, together with the net impact of divestitures and acquisitions, reduced second quarter 1999 earnings by $.10 per share.

Sales in the second quarter of 1999 were $256.1 million, a decrease of 15%, compared with sales of $302.6 million in the second quarter of 1998. Volume increases of 5% were more than offset by an 18% decrease due to the net effect of divestitures and acquisitions, price decreases averaging 1%, and a 1% unfavorable effect of currency translation rates.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

ANALYSIS OF OPERATIONS, CONTINUED

Sales for the first six months of 1999 were $536.0 million, a 10% decrease compared with sales of $592.5 million for the same period last year. Volume increases of 4% were more than offset by a 13% decrease due to the net effect of divestitures and acquisitions and price decreases averaging 1%.

Earnings from operations for the first six months of 1999 were $24.1 million, or $1.05 per share on a diluted basis, compared with $30.6 million, or $1.31 per share diluted, for the same period last year. Dexter's increased ownership of Life Technologies, Inc. created noncash amortization charges which, together with the net impact of divestitures and acquisitions, reduced earnings for the first six months of 1999 by $.23 per share. Including the gain on divestiture of product lines of $2.53 per share, which occurred in the first quarter of 1999, total earnings for the first six months of 1999 were $82.6 million, or $3.58 per share diluted, compared with the $1.31 per share diluted for the same period last year.

Sales of nonwoven medical products and electronic encapsulation materials showed continued improvement and were stronger in the second quarter of 1999 compared with the second quarter of 1998. Products with strong performance in the second quarter and first six months of 1999, compared with the same periods last year, include products at Life Technologies, Inc., nonwoven wet wipes and specialty coatings in the specialty polymers segment.

Sales of magnetic materials and printed wiring board products serving the electronics market had weaker performance in both the second quarter and first six months of 1999 compared with the same periods last year. Sales of nonwoven food packaging products had weaker sales in the second quarter of 1999 compared to the second quarter of 1998.

Consolidated gross margin of 39.9% for the second quarter of 1999, stated as a percentage of sales, increased 3.3 percentage points from 36.6% in the second quarter of 1998. Excluding charges incurred in the second quarter of 1999 relating to Dexter's increased ownership in Life Technologies, Inc., which unfavorably impacted gross margin by 0.8 percentage points, gross margin improved 4.1 percentage points. Gross margin of 38.4% for the first six months of 1999 increased 1.9 percentage points compared with 36.5% for the same period last year. Excluding the charges incurred for the first six months of 1999 relating to Dexter's increased ownership in Life Technologies, Inc., which unfavorably impacted gross margin by 1.0 percentage point, gross margin improved
2.9 percentage points. These improvements were the result of increased volume and a favorable product mix at Life Technologies, Inc. and the divestiture of the lower gross margin Packaging Coatings business in the first quarter of 1999.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

ANALYSIS OF OPERATIONS, CONTINUED

Marketing and administrative costs increased $2.5 million, or 2%, for the first six months of 1999 compared with the first six months of 1998. The increase was primarily due to increased costs at Life Technologies, Inc. and higher general corporate expenses that were partially offset by reduced expense resulting from the Packaging Coatings divestiture in the first quarter of 1999.

Research and development expense decreased $2.1 million, or 15%, in the second quarter of 1999 and $2.3 million, or 8%, for the first six months of 1999 compared with the same periods in 1998. These decreases were primarily due to lower expenses resulting from the divestiture in the first quarter of 1999.

Interest expense of $11.1 million for the first six months of 1999 increased $2.4 million, or 28%, compared with the first six months of 1998. The increase was primarily due to higher average borrowings in the first quarter of 1999 following the acquisition of an additional 22% ownership in Life Technologies, Inc. in December 1998. These borrowings were repaid at the beginning of March 1999 with proceeds received from the divestiture of the Packaging Coatings business.

Minority interest expense decreased $1.7 million, or 36%, in the second quarter of 1999 compared with the same period in 1998. This decrease was principally due to Dexter increasing its ownership of Life Technologies, Inc. to 71% effective in December 1998.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

ANALYSIS OF FINANCIAL CONDITION

Accounts receivable as of June 30, 1999 were $176.2 million, a decrease of $27.7 million and $35.9 million, respectively, compared with $203.9 million at December 31, 1998 and $212.1 million at June 30, 1998. These decreases were primarily due to the divestiture of the Packaging Coatings business in the first quarter of 1999 of $44.7 million partially offset by increased receivables from continuing operations.

Prepaid and deferred expenses as of June 30, 1999 were $24.2 million, a decrease of $4 million compared with $28.2 million at June 30, 1998. This decrease was primarily due to the divestiture of the Packaging Coatings business.

Property, plant, and equipment as of June 30, 1999 was $331.9 million, a decrease of $28.6 million and $24.4 million, respectively, compared with $360.5 million at December 31, 1998 and $356.3 million at June 30, 1998. These decreases were primarily attributable to the divestiture of the Packaging Coatings business partially offset by capital expenditures, net of depreciation.

Excess of cost over net assets of businesses acquired (excess acquisition cost) as of June 30, 1999 was $122.8 million, an increase of $29 million, compared with $93.8 million as of June 30, 1998. This increase was primarily due to an increase of $63.4 million attributable to Dexter acquiring an additional 22% ownership of LTI in December 1998, partially offset by a decrease of $30.8 million resulting from the divestiture of the Packaging Coatings business and amortization charges of $7.8 million. Excess acquisition cost at June 30, 1999 decreased $34.2 million from $157 million at December 31, 1998 primarily due to the divestiture of the Packaging Coatings business and amortization charges of $4.4 million.

Patents, technology, trademarks, and covenants as of June 30, 1999 were $117.3 million, an increase of $89.1 million, compared with $28.2 million as of June 30, 1998. This increase was primarily due to an increase of $91.5 million attributable to Dexter's increased ownership of LTI partially offset by amortization charges of $3.9 million.

Other assets were $54.6 million as of June 30, 1999, an increase of $8.4 million, compared with $46.2 million as of June 30, 1998. This increase was primarily due to increases in deferred tax assets, partially offset by a decrease in investments in affiliates due to the divestiture of the Company's 40% interest in Akzo Dexter Aerospace Finishes VoF in the first quarter of 1999.

Accounts payable of $69.3 million as of June 30, 1999, decreased $22.4 million and $29.1 million, respectively, compared with $91.7 million at December 31, 1998 and $98.4 million at June 30, 1998. These decreases were primarily due to the divestiture of the Packaging Coatings business.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

ANALYSIS OF FINANCIAL CONDITION, CONTINUED

Accrued liabilities and taxes as of June 30, 1999 were $116.7 million, an increase of $21.3 million and $23.6 million, respectively, compared with $95.4 million as of December 31, 1998 and $93.1 million as of June 30, 1998. These increases were principally due to an increase in accrued taxes related to the gain on the sale of the Packaging Coatings business. Long-term deferred income taxes were $45.5 million as of June 30, 1999, an increase of $23.3 million, compared with $22.2 million as of June 30, 1998. This increase was also primarily due to increased deferred taxes related to the gain on the sale of the Packaging Coatings business.

Long-term debt was $199.8 million as of June 30, 1999, a decrease of $182.4 million, compared with $382.2 million as of December 31, 1998. This decrease was primarily due to the repayment of long-term borrowings, related to the increased ownership of LTI, with proceeds received from the divestiture of the Packaging Coatings business. Long-term debt at June 30, 1999 increased by $20 million compared with $179.8 million as of June 30, 1998. Included in this increase was $3 million of debt related to LTI's acquisition of a process chromatography and research products business, combined with additional borrowings used to fund partial payment of the taxes on the gain on the sale of the Packaging Coatings business.

Deferred items were $40.7 million as of June 30, 1999, an increase of $4.5 million compared with $36.2 million as of December 31, 1998. This increase was primarily due to a non-compete agreement associated with the divestiture of the Packaging Coatings business partially offset by decreased pension and postretirement liabilities. Deferred items at June 30, 1999 increased $7.2 million from $33.5 million at June 30, 1998 primarily due to the non-compete agreement associated with the divestiture of the Packaging Coatings business.

Minority interests of $86.7 million as of June 30, 1999 decreased $28.1 million compared with $114.8 million as of June 30, 1998. This decrease was primarily due to Dexter's increased ownership of LTI. Dexter's ownership in LTI increased to approximately 71% from approximately 52% at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is strong and ample lines of credit are available to the Company and its subsidiaries. As shown in the Condensed Statement of Cash Flows, cash provided from operations of $5.7 million and investment activities of $181.6 million were exceeded by the cash needed for financing activities of $208 million, thereby decreasing cash for the first six months of 1999 by $20.7 million.

Operating activities for the first six months of 1999 provided $5.7 million in cash. Net income, after adjustments for the pretax gain on the divestiture of the Packaging Coatings business, and the associated income taxes not due, depreciation and amortization, and minority interests were the principal source of cash from operations in 1999. Working capital increases were the principal use of cash from operations.

Investment activity for the first six months of 1999 included cash received from divestitures of $228.9 million, primarily related to the divestiture of the Packaging Coatings business, including Dexter SAS. Also included in investment activity during the first six months of 1999 were capital expenditures of $34.7 million and cash expenditures for acquisitions of $13.5 million, primarily related to LTI's acquisition of a process chromatography and research products business.

Financing activities for the first six months of 1999 included cash outflows principally used for the repayment of long-term debt of $182.6 million, which was primarily related to the increased ownership of LTI, the purchase of 344,500 shares of the Company's outstanding common stock for $10.1 million, and dividend payments of $12 million.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

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

Based on its initial assessments, the Company had determined that it would be required to modify or replace portions of its equipment, hardware, and software so that affected systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications and replacement of existing equipment, hardware, and software, the year 2000 issue will be mitigated.

Project Plan & Status

The Company's plan to resolve the year 2000 issue is being implemented by each of the Company's businesses and involves five phases: inventory; risk assessment, prioritization, and ownership assignment; compliance research; remediation; and testing. The inventory phase and the risk assessment, prioritization, and ownership assignment phase, which were performed concurrently, are complete. The compliance research phase is substantially complete. The remediation and testing phases are well underway and are expected to be substantially completed by September 30, 1999. Although the Company's year 2000 plan is being completed on a business by business basis, it is estimated that the remediation phase is approximately 85% to 90% complete, and the testing phase is approximately 50% to 60% complete.

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

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations, continued

IMPACT OF THE YEAR 2000, CONTINUED

Concerning IT systems, two of the Company's businesses have replaced the majority of their applications with year 2000 compliant versions of new enterprise resource planning ("ERP") software. Remaining legacy systems for these businesses that were not replaced by the ERP systems are being made year 2000 compliant or replaced. Two businesses are in the process of "repairing" (i.e., making year 2000 compliant) their existing core business systems and have replaced some portions of their software with year 2000 compliant software. The remaining business has upgraded its core business applications to a year 2000 compliant version and is testing these applications to validate year 2000 compliancy.

With respect to non-IT systems, the Company has dedicated resources to assist its businesses with identifying potentially affected intelligent devices and is using an outside firm that has a proprietary year 2000 compliance status database to assist in the compliance research for these devices. Determination of compliance status, remediation, and testing of these devices includes reliance, in some cases, on equipment manufacturer's compliance certification.

The external business partners category includes identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has established a questionnaire to be used by the businesses for obtaining this information from key business partners. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of insuring that these parties will be year 2000 ready and the inability of these parties to successfully complete their year 2000 compliance program could impact the Company. For key business partners, the initial assessments are evaluated and, as deemed necessary, follow-up assessments are made. We expect this process to be ongoing throughout 1999.

The Company is in the process of developing detailed contingency and business continuation plans for each business to address potential year 2000 exposures. Development of these plans will be ongoing throughout 1999.

Costs

The Company utilizes both internal and external resources to repair or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the year 2000 project is estimated at between $6 and $7 million and is being funded through operating cash flows. To date, the Company has incurred approximately $4.1 million (approximately 60% expensed and 40% capitalized) related to all phases of the year 2000 project. The remaining project costs are attributable to either repair or replacement of equipment, hardware, and software and will be expensed as incurred or capitalized, as appropriate.

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

The Company's currency exposures vary but, as of June 30, 1999, are primarily concentrated in the Euro, British Pound Sterling, Swedish Krona, and Japanese Yen.

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

                                     PART II

                                OTHER INFORMATION

Item 5 - Other Information

            Effective in July 1999, Mr. John B. Lockwood was appointed Vice President, Taxes of the Company. Prior to his appointment, Mr. Lockwood was Director of Taxes for the Company.

            Effective in July 1999, Ms. Rosanne S. Potter was appointed Treasurer of the Company. Prior to joining the Company, Ms. Potter served as Leader of Global Facilities Integration for Hercules, Incorporated, and as Treasurer of BetzDearborn, Inc. from 1996 until its acquisition by Hercules in 1998.

Item 6  -   Exhibits and Reports on Form 8-K

      (a) Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

            Exhibit 27 of Part 1 - Financial Data Schedule

            Exhibit 99 of Part 1 - Second Quarter 1999 Financial Statements and Notes

      (b) No reports on Form 8-K were filed during the quarter for which the report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DEXTER CORPORATION
                                           (Registrant)

       July 30, 1999                        /s/ Kathleen Burdett
Date...........................            ...................................

                                           Kathleen Burdett
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

       July 30, 1999                        /s/ Dale J. Ribaudo
Date...........................            ...................................

                                           Dale J. Ribaudo
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.

     15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

     27           Financial Data Schedule

     99           Second Quarter 1999 Financial Statements and Notes