Form 10-Q
period 1999-09-30
DEXTER CORP
filed 1999-11-05
CIK 28582

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to ______________________
             __________________________________________________________________

Commission file number   1-5542

                               DEXTER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


CONNECTICUT                                             06-0321410
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


ONE ELM STREET, WINDSOR LOCKS, CONNECTICUT                06096
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


(860) 292-7675
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes..X.....   No.......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      CLASS                                   Outstanding at October 29, 1999
--------------------------                    -------------------------------

COMMON STOCK, PAR VALUE $1                            23,042,276 SHARES
--------------------------                   ---------------------------------

                                    PART I

                            FINANCIAL INFORMATION

Item 1 - Financial Statements
------   --------------------

         Reference is made to the following condensed consolidated financial statements, which are incorporated herein by reference:

         (a) Exhibit 99a - Condensed Statement of Income for the three and nine-month periods ended September 30, 1999 and 1998.

         (b) Exhibit 99b - Condensed Statement of Financial Position as of September 30, 1999, December 31, 1998, and September 30, 1998.

         (c) Exhibit 99c - Condensed Statement of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

         (d) Exhibit 99d - Condensed Statement of Comprehensive Income for the three and nine-month periods ended September 30, 1999 and 1998.

         (e) Exhibit 99e - Net Sales and Operating Income by Segment for the three and nine-month periods ended September 30, 1999 and 1998.

         (f) Exhibit  99f - Notes  to  Condensed  Consolidated  Financial
             Statements.

         The unaudited financial data included herein as of September 30, 1999 and 1998, and for the three and nine-month periods then ended, have been reviewed by the registrant's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached.

Item 2 - Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Analysis of Operations
----------------------

The Company reported third quarter 1999 earnings from operations, excluding restructuring costs, of $12.6 million, or $.55 per share on a diluted basis. This includes the negative impact of $.01 per share from two nonrecurring events in the third quarter at Life Technologies, Inc. In the third quarter of 1998, earnings from operations were $14.2 million, or $.61 per share diluted. Dexter's increased ownership of Life Technologies, Inc. created noncash amortization charges which, together with the net impact of divestitures and acquisitions, reduced third quarter 1999 earnings by $.10 per share.

During the third quarter, Dexter announced restructuring activities in its Specialty Polymers and Nonwovens segments. These include a plant closure and other business realignments that will result in the elimination of approximately 60 full-time positions. Including the restructuring charge of $2.4 million, or $.07 per share, total earnings for the third quarter of 1999 were $11 million, or $.48 per share diluted.

Item 2 - Management's Discussion and Analysis of Financial
-------- -------------------------------------------------
         Condition and Results of Operations, continued
         ----------------------------------------------

Analysis of Operations, continued
-----------------------

The third quarter results included a pretax charge of $3.9 million, or $.08 per share, representing a voluntary refund Life Technologies, Inc. has offered to the Department of Veterans Affairs (VA) related to its supply contract with the VA. Also included in the third quarter results was the effect of a favorable income tax settlement between Life Technologies, Inc. and the Internal Revenue Service which resulted in a reduction in income tax expense of $2.3 million, or $.07 per share. The net effect of these two items incurred by Life Technologies, Inc. reduced Dexter's third quarter 1999 earnings from operations by $.01 per share.

Sales in the third quarter of 1999 were $250.3 million, a decrease of 12%, compared with sales of $283.4 million in the third quarter of 1998. Volume increases of 8% were more than offset by a 19% decrease due to the net effect of divestitures and acquisitions and price decreases averaging 1%.

Sales for the first nine months of 1999 were $786.3 million, a 10% decrease compared with sales of $875.9 million for the same period last year. Volume increases of 5% were more than offset by a 14% decrease due to the net effect of divestitures and acquisitions and price decreases averaging 1%.

Earnings from operations, excluding restructuring costs, for the first nine months of 1999 were $36.7 million, or $1.59 per share on a diluted basis, compared with $44.8 million, or $1.92 per share diluted for the same period last year. Dexter's increased ownership of Life Technologies, Inc. created noncash amortization charges which, together with the net impact of divestitures and acquisitions, reduced earnings of the first nine months of 1999 by $.33 per share. Earnings from operations include a net unfavorable $.01 per share impact due to the two nonrecurring events at Life Technologies, Inc. in the third quarter of 1999. Including the gain from divestiture of product lines of $2.54 per share that occurred in the first quarter of 1999 and the charge for restructuring activities in the third quarter of 1999 of $.07 per share, total earnings for the first nine months of 1999 were $93.6 million, or $4.06 per share diluted, compared with $44.8 million, or the $1.92 per share diluted for the same period last year.

Sales in the Life Sciences segment increased $12.7 million, or 14%, in the third quarter of 1999 and $32.2 million, or 12%, for the first nine months of 1999 compared with the same periods last year principally due to sales of products other than fetal bovine serum.

Sales in the Nonwovens segment increased $3.4 million, or 5%, in the third quarter of 1999 compared with the third quarter of 1998 primarily due to stronger sales of medical and specialty products. Sales for the first nine months of 1999 in the Nonwovens segment increased $7.2 million, or 4%, compared with the first nine months of 1998 due to stronger sales of wet wipes, medical and specialty products and despite lower pricing for food packaging products.

Sales of ongoing businesses in the Specialty Polymers segment increased $5.3 million, or 7%, in the third quarter of 1999 compared to the same period last year. This increase was principally due to stronger sales of electronic encapsulation materials. Sales for the first nine months of 1999 were comparable to last year. Stronger sales of electronic encapsulation materials and specialty coatings were offset by weaker sales of printed wiring board products and magnetic materials.

Item 2 -     Management's Discussion and Analysis of Financial
--------     -------------------------------------------------
             Condition and Results of Operations, continued
             ----------------------------------------------

Analysis of Operations, continued
---------------------------------

Consolidated gross margin of 39.7% for the third quarter of 1999, stated as a percentage of sales, increased 2.9 percentage points from 36.8% in the third quarter of 1998. Excluding charges incurred in the third quarter of 1999 relating to Dexter's increased ownership in Life Technologies, Inc., which unfavorably impacted gross margin by 0.5 percentage points, gross margin improved 3.4 percentage points. Gross margin of 38.8% for the first nine months of 1999 increased 2.2 percentage points compared with 36.6% for the same period last year. Excluding the charges incurred in the first nine months of 1999 relating to Dexter's increased ownership in Life Technologies, Inc., which unfavorably impacted gross margin by 0.9 percentage points, gross margin improved 3.1 percentage points. These improvements were the result of increased volume, a favorable product mix at Life Technologies, Inc. and divestiture of the lower gross margin Packaging Coatings business in the first quarter of 1999.

Marketing and administrative costs increased $1.5 million, or 2%, in the third quarter of 1999, and $3.9 million, or 2%, for the first nine months of 1999 compared with the same periods in 1998. The principal reasons were increased costs at Life Technologies, Inc. and corporate expenses which compared adversely with a favorable position last year. These increases were partially offset by reduced expense resulting from the Packaging Coatings divestiture in the first quarter of 1999.

Research and development expense decreased $2.2 million, or 16%, in the third quarter of 1999 and $4.5 million, or 11%, for the first nine months of 1999 compared with the same periods in 1998. These decreases were entirely due to the divestiture of Packaging Coatings in the first quarter of 1999.

Interest expense of $16 million for the first nine months of 1999 increased $2.7 million, or 21%, compared with the first nine months of 1998. The increase was primarily due to higher average borrowings in the first quarter of 1999 following the acquisition of an additional 22% ownership in Life Technologies, Inc. in December 1998. These borrowings were repaid at the beginning of March 1999 with proceeds received from the divestiture of the Packaging Coatings business.

The effective tax rate was 19.4% in the third quarter of 1999 and 33.9% on a year-to-date basis compared with 35% in each of the comparable periods in 1998. These decreases were primarily the result of Life Technologies, Inc. reaching a favorable income tax settlement in the third quarter of 1999. Excluding this one-time adjustment, the effective tax rate was 33% in the third quarter of 1999 and 35.4% for the nine month period.

Minority interest expense decreased $1.3 million, or 30%, in the third quarter of 1999 and $3.1 million, or 25%, for the first nine months of 1999 compared with the same periods in 1998. These decreases were principally due to Dexter increasing its ownership of Life Technologies, Inc. to 71% effective in December 1998.

Item 2 -     Management's Discussion and Analysis of Financial
--------     -------------------------------------------------
             Condition and Results of Operations, continued
             ----------------------------------------------

Analysis of Financial Condition
-------------------------------

Accounts receivable as of September 30, 1999 were $184 million, a decrease of $19.9 million and $21.5 million, respectively, compared with $203.9 million at December 31, 1998 and $205.5 million at September 30, 1998. Accounts receivable decreased $44.7 million due to the divestiture of the Packaging Coatings business in the first quarter of 1999, partially offset by increased receivables from continuing operations.

Prepaid and deferred expenses as of September 30, 1999 were $23.6 million, a decrease of $5.8 million compared with $29.4 million at September 30, 1998. This decrease was primarily due to the divestiture of the Packaging Coatings business and decreased deferred tax assets.

Property, plant, and equipment as of September 30, 1999 was $336.6 million, a decrease of $23.9 million, compared with $360.5 million at December 31, 1998 and September 30, 1998. This decrease was primarily attributable to the divestiture of the Packaging Coatings business partially offset by capital expenditures, net of depreciation.

Excess of cost over net assets of businesses acquired (excess acquisition cost) as of September 30, 1999 was $121.4 million, an increase of $26.6 million, compared with $94.8 million as of September 30, 1998. This increase was primarily due to an increase of $63.4 million attributable to Dexter acquiring an additional 22% ownership of LTI in December 1998, partially offset by a decrease of $30.8 million resulting from the divestiture of the Packaging Coatings business and amortization charges of $7.9 million. Excess acquisition cost at September 30, 1999 decreased $35.6 million from $157 million at December 31, 1998 primarily due to the divestiture of the Packaging Coatings business and amortization charges of $6.4 million.

Patents, technology, trademarks, and covenants as of September 30, 1999 were $115.8 million, an increase of $88.1 million, compared with $27.7 million as of September 30, 1998. This increase was primarily due to an increase of $91.5 million attributable to Dexter's increased ownership of LTI partially offset by amortization charges of $4.8 million.

Other assets were $54.8 million as of September 30, 1999, an increase of $8 million, compared with $46.8 million as of September 30, 1998. This increase was primarily due to increases in long-term deferred tax assets and expenditures for computer software, net of amortization, partially offset by a decrease in investments in affiliates due to the divestiture of the Company's 40% interest in Akzo Dexter Aerospace Finishes VoF in the first quarter of 1999.

Accounts payable of $64.6 million as of September 30, 1999, decreased $27.1 million and $29.8 million, respectively, compared with $91.7 million at December 31, 1998 and $94.4 million at September 30, 1998. These decreases were primarily due to the divestiture of the Packaging Coatings business.

Item 2 -     Management's Discussion and Analysis of Financial
--------     -------------------------------------------------
             Condition and Results of Operations, continued
             ----------------------------------------------

Analysis of Financial Condition, continued
------------------------------------------

Long-term debt was $211.9 million as of September 30, 1999, a decrease of $170.3 million, compared with $382.2 million as of December 31, 1998. This decrease was primarily due to the repayment of long-term borrowings, related to the increased ownership of LTI, with proceeds received from the divestiture of the Packaging Coatings business. Long-term debt at September 30, 1999 increased by $29.4 million compared with $182.5 million as of September 30, 1998. Included in this increase was $3.5 million of debt related to LTI's acquisition of a process chromatography and research products business, combined with additional borrowings used to fund partial payment of the taxes on the gain on the sale of the Packaging Coatings business.

Deferred items were $39.7 million as of September 30, 1999, an increase of $3.5 million and $5.2 million, respectively, compared with $36.2 million as of December 31, 1998 and $34.5 million as of September 30, 1998. These increases were primarily due to a non-compete agreement associated with the divestiture of the Packaging Coatings business partially offset by decreased pension and postretirement liabilities.

Long-term deferred income taxes were $44.6 million as of September 30, 1999, an increase of $22.5 million, compared with $22.1 million as of September 30, 1998. This increase was primarily due to increased deferred income taxes related to the increased ownership of LTI, partially offset by decreased deferred income taxes due to the divestiture of the Packaging Coatings business. Long-term deferred income taxes at September 30, 1999 decreased $8.9 million from $53.5 million at December 31, 1998, primarily due to the divestiture of the Packaging Coatings business.

Minority interests of $89.8 million as of September 30, 1999 decreased $31.6 million compared with $121.4 million as of September 30, 1998. This decrease was primarily due to Dexter's increased ownership of LTI. Dexter's ownership in LTI increased to approximately 71% in December 1998 from approximately 52% at September 30, 1998.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity is strong and ample lines of credit are available to the Company and its subsidiaries. As shown in the Condensed Statement of Cash Flows, cash provided from operations of $9.3 million and investment activities of $159.3 million were exceeded by the cash needed for financing activities of $195.8 million, thereby decreasing cash for the first nine months of 1999 by $27.2 million.

Operating activities for the first nine months of 1999 provided $9.3 million in cash. Net income, after adjustments for the pretax gain on the divestiture of the Packaging Coatings business, depreciation, amortization, and minority interests were the principal source of cash from operations in 1999. Working capital increases were the principal use of cash from operations.

Item 2 -     Management's Discussion and Analysis of Financial
--------     -------------------------------------------------
             Condition and Results of Operations, continued
             ----------------------------------------------

Liquidity and Capital Resources, continued
------------------------------------------

Investment activity for the first nine months of 1999 included cash received from divestitures of $226.4 million, primarily related to the divestiture of the Packaging Coatings business, including Dexter SAS. Also included in investment activity during the first nine months of 1999 were capital expenditures of $46.7 million, and cash expenditures for acquisitions of $13.9 million primarily related to LTI's acquisition of a process chromatography and research products business.

Financing activities for the first nine months of 1999 included cash outflows principally used for the repayment of long-term debt of $170.4 million, which was primarily related to the increased ownership of LTI, the purchase of 344,500 shares of the Company's outstanding common stock for $10.1 million, and dividend payments of $17.9 million.

The Company plans to meet its future working capital and capital expenditure needs with funds provided from operations, the reduction of short-term securities and, as needed, short-term and long-term borrowings.

Impact of the Year 2000
-----------------------

General
-------

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

Project Plan & Status
---------------------

The Company's plan to resolve the year 2000 issue is being implemented by each of the Company's businesses and involves five phases: inventory; risk assessment, prioritization, and ownership assignment; compliance research; remediation; and testing. The inventory phase and the risk assessment, prioritization, and ownership assignment phase, which were performed concurrently, are complete. The compliance research phase is also complete. The remediation and testing phases are substantially complete. Although the Company's year 2000 plan is being completed on a business by business basis, it is estimated that the remediation phase is approximately 95% complete, and the testing phase is approximately 80% to 90% complete.

Item 2 -    Management's Discussion and Analysis of Financial
--------    -------------------------------------------------
             Condition and Results of Operations, continued
             ----------------------------------------------

Impact of the Year 2000, continued
----------------------------------

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

Concerning IT systems, two of the Company's businesses have replaced the majority of their applications with year 2000 compliant versions of new enterprise resource planning ("ERP") software. Remaining legacy systems for these businesses that were not replaced by the ERP systems have been made year 2000 compliant or replaced. Another business has remediated (i.e., made year 2000 compliant) their existing core business systems and has replaced some portions of their software with year 2000 compliant software. The remaining business has upgraded its core business applications to a year 2000 compliant version and has tested these applications to validate year 2000 compliancy.

With respect to non-IT systems, the Company has dedicated resources to assist its businesses with identifying potentially affected intelligent devices and has used an outside firm that has a proprietary year 2000 compliance status database to assist in the compliance research for these devices. Determination of compliance status, remediation, and testing of these devices includes reliance, in some cases, on equipment manufacturer's compliance certification.

The external business partners category includes identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has established a questionnaire to be used by the businesses for obtaining this information from key business partners. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of insuring that these parties will be year 2000 ready and the inability of these parties to successfully complete their year 2000 compliance program could impact the Company. For key business partners, the initial assessments are evaluated and, as deemed necessary, follow-up assessments are made. We expect this process to be ongoing throughout the remainder of 1999.

The Company has formed contingency and business continuation plans for each business to address potential year 2000 exposures. Further development and refinement of these plans will be ongoing throughout the remainder of 1999.

Costs
-----

The Company utilizes both internal and external resources to repair or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the year 2000 project is estimated at between $6 and $7 million and is being funded through operating cash flows. To date, the Company has incurred approximately $5.0 million (approximately 60% expensed and 40% capitalized) related to all phases of the year 2000 project. The remaining project costs are attributable to either repair or replacement of equipment, hardware, and software and will be expensed as incurred or capitalized, as appropriate.

Item 2 -     Management's Discussion and Analysis of Financial
--------     -------------------------------------------------
             Condition and Results of Operations, continued
             ----------------------------------------------

Impact of the Year 2000, continued
----------------------------------

Risks
-----

The failure to remediate a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including the ability to produce or deliver products to customers. Such failures could materially or adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, the Company is unable to determine with certainty at this time whether the consequences of year 2000 failures will have a material impact on the Company. The Company's year 2000 plan is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem. The Company believes that by completing its year 2000 plan in a timely manner, the possibility of significant interruptions of normal operations should be reduced.

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


Item 3 - Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

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

The Company's currency exposures vary but, as of September 30, 1999, are primarily concentrated in the Euro, British Pound Sterling, Swedish Krona, and Japanese Yen.

Forward Looking Statements
--------------------------

Any statements in this report that are not historical facts are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the possibility of adverse rulings by, or adverse developments in negotiations with, the government, risks pertaining to the year 2000 issue, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

                                   PART II

                              OTHER INFORMATION



Item 5 - Other Information
------   -----------------

        Effective September 1, 1999, Mr. David G. Gordon was appointed President and Chief Operating Officer of Dexter Corporation. Prior to his appointment, Mr. Gordon served as a Corporate Vice President and President of Dexter Nonwoven Materials.

        Effective September 1, 1999, Mr. A. Duncan Middleton was appointed a Corporate Vice President and President of Dexter Nonwoven Materials. Prior to his appointment, Mr. Middleton was Senior Vice President, European Operations of Dexter Nonwoven Materials.

        In October 1999, Dexter announced that, consistent with the Company's previously announced divestiture plans, it had signed a definitive agreement to sell its printed wiring board business to Cookson Group plc for a total cash consideration of $33 million. The sale is subject to regulatory approval which is expected to be granted by the end of November 1999.


Item 6 -Exhibits and Reports on Form 8-K
------  --------------------------------

    (a) Exhibits
        Exhibit 4A(1) - Amendment to Rights Agreement, dated as of August 23, 1996, between the registrant and ChaseMellon Shareholders Services, L.L.C. dated as of October 4, 1999, was filed as Exhibit 4 to Form 8-K (File No. 1-5542), which was filed with the Securities Exchange Commission on October 13, 1999, and is hereby incorporated herein by reference.

        Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

        Exhibit 27 of Part 1 - Financial Data Schedule

        Exhibit 99 of Part 1 - Third  Quarter 1999  Financial  Statements  and
        Notes

    (b) Reports on Form 8-K
        On October 13, 1999, a report on Form 8-K (File No. 1-5542) was filed for Item 5, Other Events, pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DEXTER CORPORATION
                                                (Registrant)

Date   November 5, 1999                          /s/ Kathleen Burdett
     ..............................             ................................

                                                Kathleen Burdett
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)




Date   November 5, 1999                          /s/ Dale J. Ribaudo
     .............................              ................................

                                                Dale J. Ribaudo
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                              INDEX TO EXHIBITS


Exhibit No.

   4A(1) Amendment to Rights Agreement, dated as of August 23, 1996, between the registrant and ChaseMellon Shareholder Services, L.L.C. dated as of October 4, 1999, was filed as Exhibit 4 to Form 8-K (File No. 1-5542), which was filed with the Securities and Exchange Commission on October 13, 1999, and is hereby incorporated herein by reference.

    15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

    27      Financial Data Schedule

    99      Third Quarter 1999 Financial Statements and Notes