Form 10-K
period 1999-12-31
DEXTER CORP
filed 2000-03-15
CIK 28582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ____________ to
     ____________

Commission file number 1-5542

                               DEXTER CORPORATION
             (Exact name of registrant as specified in its charter)

                        CONNECTICUT                                 06-0321410
              -------------------------------                 ----------------------
              (State or other jurisdiction of                    (I.R.S. Employer
               incorporation or organization)                 Identification Number)

                       ONE ELM STREET
                 WINDSOR LOCKS, CONNECTICUT                           06096
        -------------------------------------------                ------------
          (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area
code:     860-292-7675

Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                         WHICH REGISTERED
------------------------------------------  ---------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's common stock as of February 25, 2000, held by nonaffiliates of the registrant was $863,099,437.

The number of shares of the registrant's common stock, $1 par value, outstanding at February 25, 2000 was 23,054,409.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
Dexter Corporation's 1999 Annual Report to Shareholders (Parts I, II and IV).

Proxy Statement to be filed separately with the Securities and Exchange Commission accompanying the notice of the annual meeting of Dexter Corporation's shareholders to be held on April 27, 2000 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
                                     PART I
  Item 1.    Business....................................................     1
  Item 2.    Properties..................................................     3
  Item 3.    Legal Proceedings...........................................     4
  Item 4.    Submission of Matters to a Vote of Security Holders.........     5
  Item 4a.   Executive Officers of the Registrant........................     5

                                     PART II
  Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................     7
  Item 6.    Selected Financial Data.....................................     7
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     7
  Item 7a.   Quantitative and Qualitative Disclosures about Market
             Risk........................................................     8
  Item 8.    Financial Statements and Supplementary Data.................     9
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     9

                                    PART III
  Item 10.   Directors and Executive Officers of the Registrant..........    10
  Item 11.   Executive Compensation......................................    10
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    10
  Item 13.   Certain Relationships and Related Transactions..............    10

                                     PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    11

     As used herein, the term "Dexter" and the term "Company" shall mean Dexter Corporation and its consolidated subsidiaries unless the context otherwise indicates, the term "1999 Annual Report" shall mean the Company's 1999 Annual Report to Shareholders, and the term "Proxy Statement" shall mean the Proxy Statement to be filed separately with the Securities and Exchange Commission accompanying Dexter's notice of the annual meeting of Dexter's shareholders to be held on April 27, 2000. The 1999 Annual Report is filed as an exhibit to this report. Portions of the 1999 Annual Report and Proxy Statement are incorporated herein by reference as hereinafter stated.

                                     PART I

ITEM 1  BUSINESS

GENERAL

     Founded in 1767 and incorporated in the state of Connecticut in 1914, Dexter Corporation operates specialty materials businesses with leadership positions in markets that provide opportunities for profitable growth. The principal markets served by the Company are the worldwide aerospace, electronics, food packaging and medical markets. For an analysis of operations of the business of Dexter, see pages 26 through 31 of the 1999 Annual Report, incorporated herein by reference, which includes Life Technologies, Inc. information on pages 28 and 29, Segment Data on pages 30 and 31, and Geographic Information on page 31. Also, see Events, Trends and Vulnerabilities and Acquisitions and Divestitures information on pages 24 and 25 of the 1999 Annual Report which are incorporated herein by reference.

     The financial information in the hereinafter mentioned pages and sections should be read in conjunction with the Financial Statements contained on pages 18 through 22, Quarterly Financial Information on page 23, Analysis of Financial Condition and Operations contained on pages 24 and 25, Analysis of Operations contained on pages 26 through 31, and Analysis of Financial Position contained on pages 32 through 41 of the 1999 Annual Report.

SEGMENT INFORMATION AND PRODUCTS

     The Company has three operating segments: life sciences, nonwovens, and specialty polymers. The businesses of Dexter are organized and reported based on the commonality of the products, services and technologies employed within these segments.

     The life sciences segment focuses on the development and manufacture of precise, reproducible biological and biochemical products used in applications of life sciences discovery, development and production processes for research and commercial applications. Life Technologies, Inc. is reported in this segment.

     The nonwovens segment focuses on the proprietary formulation and manufacture of long-fiber, wet-formed, and hydroentangled products, primarily for use in the food packaging, medical, and hygiene markets. The Nonwoven Materials business and its cogeneration facility, which provides electricity and steam to the Nonwoven Materials, Windsor Locks, Connecticut facility, as well as, electricity to the local utility, are reported in this segment.

     The specialty polymers segment includes businesses whose product offerings are based on polymer technology for the formulation and processing of specialty adhesives, coatings, and encapsulants primarily for use in the aerospace and electronics markets. Long-term polymer research and development for this segment is performed at the segment's specialty polymer research and development laboratories in San Diego, California. The Adhesive & Coating Systems business and the Electronic Materials business are reported in this segment. In 1999, the Magnetic Technologies business, with approximately two-thirds of its sales into the electronics market, ceased to be a stand-alone business and became an integral part of the Electronic Materials business. The Packaging Coatings business and Dexter SAS, a French subsidiary, whose product offerings were based on polymer technology serving the food packaging and industrial markets were also included in this segment but were divested in February 1999. In addition, in November 1999, the Company divested its printed wiring board product line that was part of the Electronic Materials business. For additional information on these divestitures, refer to the Acquisitions and Divestitures footnote on page 25 of the 1999 Annual Report which is incorporated herein by reference.

     For additional information on the Company's segment and product information refer to Segment Data on pages 30 and 31 of the 1999 Annual Report which is incorporated herein by reference.

SUPPLIERS

     Dexter buys materials for its products from many suppliers and is not dependent on any one supplier or group of suppliers for any significant raw materials purchased.

     The materials bought include natural fibers such as hemp and woodpulp; synthetic fibers such as glass, rayon and polyester; basic chemical materials (many of which are derived from petroleum products) for the manufacture of synthetic resins; resins produced by others, including polypropylene; solvents, additives and pigments; highly purified chemicals and products collected from natural sources for Life Technologies' products; and magnetic materials. For further discussion of raw materials, see Events, Trends and Vulnerabilities on pages 24 and 25 of the 1999 Annual Report which is incorporated herein by reference.

CUSTOMERS

     In 1999, no single customer accounted for more than 5 percent of consolidated revenues, and the ten largest customers accounted for less than 15 percent. Dexter has no single customer contract for the sale of its products which it deems to be material to its business as a whole.

SALES AND MARKETING

     Dexter's customers for most specialty material products are principally industrial manufacturers who convert or incorporate Dexter's products into their own final product. Life science products are marketed directly to research laboratories, pharmaceutical and biotechnology companies, and other customers. Most of the Company's products are sold by its own sales force of which approximately 305 were directly engaged in field sales in 1999, 299 in 1998, and 275 in 1997. The remaining products are sold through agents or distributors. In general, each of the Company's product lines has its own sales force. Management believes that product research and development, close customer relations and strong technical service are important factors in Dexter's growth over the years.

BACKLOG

     Dexter continues to maintain a backlog of orders. Such backlog was approximately $45 million at December 31, 1999 and $85 million at December 31, 1998 and typically represents less than two months sales for businesses where backlog is applicable. The decrease in backlog was primarily attributable to the divestitures of product lines in 1999. The Company expects substantially all of the December 31, 1999 backlog to be shipped in 2000. Backlog was significant in all businesses except Life Technologies, Inc., where backlog is not considered to be relevant to the business. Although backlog orders are reasonably firm, they may be subject to cancellation or delay and amounts are not necessarily indicative of future sales volume or profitability.

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

     Dexter continues to experience competition from imports in several of its domestic markets. For further discussion on competition, see Events, Trends and Vulnerabilities on pages 24 and 25 of the 1999 Annual Report which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

     Dexter engages in research and development with respect to new product development and product applications primarily for its own use, with only minor contract services provided for others. For further information on research and development, see the section entitled Events, Trends and Vulnerabilities on pages 24 and 25 of the 1999 Annual Report which is incorporated herein by reference.

     The total number of employees engaged in research and development were approximately 381, 483, and 465 at December 31, 1999, 1998 and 1997, respectively. The decrease in the number of employees was primarily attributable to the divestiture of the Packaging Coatings business. For information on research and development expenditures, and acquired in-process research and development costs, see the Statement of Income on page 18 and the Acquisitions and Divestitures footnote on page 25 of the 1999 Annual Report which are incorporated herein by reference.

ENVIRONMENTAL REGULATION

     The Company is subject to federal, state and other legal requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does not believe that the continuing cost of complying with such regulations and other costs related to environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. Capital expenditures for environmental projects were $0.6 million for 1999 and are estimated to range from $0.5 - $1 million for 2000. For further discussion of other current environmental matters, see Events, Trends and Vulnerabilities on pages 24 and 25 and the Environmental Liabilities footnote on page 35 of the 1999 Annual Report, both of which are incorporated herein by reference. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, on page 7, for information on administrative proceedings arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

EMPLOYEES

     Approximately 1,500 of the Company's 4,600 employees (see page 16 of the 1999 Annual Report which is incorporated herein by reference) are employed outside the United States. There has not been a significant work stoppage in recent years and management believes employee relations are good.

GEOGRAPHIC INFORMATION

     For information regarding geographic operations, see Events, Trends and Vulnerabilities on pages 24 and 25, Geographic Information on page 31, and the Currency Exchange Effects footnote on page 35 of the 1999 Annual Report which are incorporated herein by reference.

ITEM 2  PROPERTIES

     For certain information on properties, see the Property, Plant and Equipment footnote on page 33, the Leases footnote on page 34, and the section entitled Business and Subsidiary Headquarters on the inside back cover of the 1999 Annual Report, all of which are incorporated herein by reference.

     The executive office of Dexter, located in Windsor Locks, Connecticut, is owned by the Company. In addition, the following general descriptions of Dexter's properties, including the locations of principal facilities, are presented by business. The company considers its facilities to be adequate and suitable for their current use. The capacity utilization percentage for Dexter's production facilities in 1999 was approximately 74%. There were no material leases under which properties described below were held.

     In the life sciences segment, during 1999, Life Technologies, Inc. operated five principal production facilities of which three are owned (approximately 314,000 square feet), and two are leased (approximately 105,000 square feet). Life Technologies, Inc.'s production facilities in excess of 25,000 square feet are located in Grand Island, New York; Auckland, New Zealand; and Inchinnan, Scotland, which it owns, and Frederick, Maryland and Paris, France which it leases. Life Technologies, Inc. has its corporate office, a corporate research and development facility, and other administrative facilities located in Rockville, Maryland (approximately 238,000 square feet), which it owns. In addition, Life Technologies, Inc. leases a distribution center located in Frederick, Maryland of approximately 50,000 square feet. The capacity utilization percentage at Life Technologies, Inc. production facilities in 1999 was approximately 79%.

     In the nonwovens segment, during 1999, the Nonwoven Materials business operated production facilities in Windsor Locks, Connecticut (approximately 842,000 square feet); Chirnside, Scotland (approximately 203,000 square feet) and Stalldalen, Sweden (approximately 452,000 square feet), which the Company owns. The Nonwoven Materials business also leases a production facility in Radcliffe, England totaling approximately 175,000 square feet. The Nonwoven Materials business has a distribution facility located in Windsor Locks, Connecticut of approximately 250,000 square feet, which is leased. The cogeneration facility located in Windsor Locks, Connecticut (approximately 42,000 square feet) is owned by the Company. The capacity utilization percentage for the Nonwoven Materials business production facilities in 1999 was approximately 96%.

     During 1999, the specialty polymers segment consisted of the following businesses and their principal facilities:

     The Adhesive & Coating Systems business, in 1999, operated four principal facilities owned by the Company totaling approximately 494,000 square feet. These facilities are located in Bay Point, California; Waukegan, Illinois; Bassano, Italy; and Seabrook, New Hampshire. The Adhesive & Coating Systems business capacity utilization percentage in 1999 was approximately 63%.

     The Electronic Materials business, throughout 1999, operated seven production facilities and laboratories in the United States, Germany and Japan, of which five are owned (approximately 499,000 square feet) and two are leased (approximately 66,000 square feet). These facilities, which are in excess of 25,000 square feet, are located in Olean, New York; Industry, California; Hicksville, New York; Elk Grove, Illinois; Fremont, California; Munich, Germany; and Yokohama-Shi, Japan. In addition, during 1999, two facilities in excess of 25,000 square feet were operated in the printed wiring board product line, which was divested along with its manufacturing facilities in November 1999. In December 1999, the Richardson, Texas production facility, which was in excess of 25,000 square feet, was shut down and production was relocated to other Electronic Materials facilities. The Electronic Materials business capacity utilization percentage for ongoing businesses in 1999 was approximately 57%.

     In February 1999, the Packaging Coatings business, including Dexter SAS, its French industrial coatings subsidiary, was divested. Principal production facilities for this business were located in Birmingham, Alabama; Hayward, California; Tournus, France; Deeside, Wales; Gruningen, Switzerland; and in Singapore.

ITEM 3  LEGAL PROCEEDINGS

     In January 2000, International Specialty Products Inc. and ISP Investments Inc. (collectively, "ISP") filed an action against the Company and seven of the Company's directors in United States District Court, District of Connecticut (Case Number 300-CV-257 SRU) for a declaratory judgment, injunctive relief and damages. The action arises out of ISP's interest in acquiring all of the shares of the Company's common stock not owned by ISP. In the action, ISP seeks, among other things, declaratory and injunctive relief invalidating a supermajority voting requirement contained in the Company's bylaws and the Company's Shareholders' Rights Plan, and sustaining various proposals ISP seeks to present to the Company's stockholders at the Company's forthcoming annual meeting concerning the Shareholders' Right Plan and the number of directors to be elected at such meeting.

     Also in January 2000, persons claiming to be shareholders of Dexter commenced an action in a Connecticut Superior Court on behalf of themselves and a putative class consisting of all Dexter shareholders against Dexter and the directors of Dexter. Such plaintiffs allege, among other things, that the defendants breached their fiduciary duties by reducing the threshold for activation of the Shareholders' Rights Plan from 20% to 11% and failing to negotiate a merger with ISP. By way of relief, the complaint seeks, among other things, damages in an unspecified amount.

     While the outcome of the above discussed legal proceedings cannot be forecast with certainty, management believes that such proceedings will not have a material adverse effect on the Company's financial condition or results of operations or cash flows.

     The Company and its subsidiaries are also engaged in other legal proceedings, none of which are expected to have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. For additional discussion of legal proceedings pertaining to the Company, see the Contingencies footnote on page 34 of the 1999 Annual Report, which is incorporated herein by reference. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, on page 7, for information on administrative proceedings arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1999.

ITEM 4a  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Dexter Corporation, together with the offices in Dexter Corporation presently held by them, their other business experience since January 1, 1995, and their ages, are as follows:

                                                            OTHER BUSINESS EXPERIENCE
        NAME                        TITLE                          SINCE 1/1/95            AGE
        ----                        -----                   -------------------------      ---
K. Grahame Walker      Chairman and Chief Executive      Chairman, President and Chief     62
                       Officer (effective September      Executive Officer
                       1999)

David G. Gordon        President and Chief Operating     Vice President; President,        48
                       Officer (effective September      Nonwoven Materials Business;
                       1999)                             President, D & S Plastics
                                                         International

Bruce H. Beatt         Vice President, General Counsel                                     47
                       and Secretary (since 1992)

Ronald C. Benham       Vice President; President,                                          57
                       Electronic Materials Business
                       (since 1992)

John B. Blatz          Vice President, Environmental     Corporate Director of             48
                       and Process Management            Environmental Affairs
                       (effective January 1999)

Kathleen Burdett       Vice President and Chief                                            44
                       Financial Officer (since 1995)

John B. Lockwood       Vice President, Taxes (effective  Director of Taxes                 42
                       July 1999)

                                                            OTHER BUSINESS EXPERIENCE
        NAME                        TITLE                          SINCE 1/1/95            AGE
        ----                        -----                   -------------------------      ---
Jeffrey W. McClelland  Vice President; President,        President, Adhesive & Coating     57
                       Adhesive & Coating Systems        Systems Business
                       Business (since 1998)

Lawrence D. McClure    Vice President, Human Resources   Vice President, Organization      51
                       (since 1995)                      Capabilities, Aetna Life &
                                                         Casualty Company

A. Duncan Middleton    Vice President; President         Senior Vice President, European   53
                       Nonwoven Materials Business       Operations, Nonwoven Materials
                       (effective September 1999)        Business

Rosanne S. Potter      Treasurer (effective July 1999)   Leader of Global Facilities       40
                                                         Integration, Hercules, Inc.;
                                                         Assistant Vice President and
                                                         Treasurer, BetzDearborn;
                                                         Treasurer, American Tool
                                                         Companies, Inc.; Assistant
                                                         Treasurer, Morton International,
                                                         Inc.

Dale J. Ribaudo        Vice President and Controller     Treasurer                         42
                       (effective March 1999)

John D. Thompson       Senior Vice President, Strategic                                    50
                       and Business Development (since
                       1995)

     In addition, David Woodhead, Vice President of the Company and President of the Magnetic Technologies business, retired from the Company in December 1999.

     Pursuant to the Bylaws of the Company, each officer holds his/her office until death, resignation, removal from office or the election or appointment of his/her successor. The Bylaws provide that the Board of Directors shall elect a President and a Secretary each year at its first meeting following the annual meeting of shareholders and may at that time elect other officers of the Company, and it is expected that the Board of Directors will so act at its meeting scheduled for April 27, 2000. No family relationships exist between any of the executive officers of Dexter.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

     For information regarding the market for the registrant's common stock and related stockholder matters, see Summary of Financial Data on pages 16 and 17, Statement of Financial Position on pages 20 and 21, Statement of Changes in Shareholders' Equity on page 22, Shareholders' Equity, Preferred Stock and Stock Compensation Plans footnotes on page 40, Stock Plans footnote on page 41, and Shareholder/Investor Information on page 42 of the 1999 Annual Report which are incorporated herein by reference.

ITEM 6  SELECTED FINANCIAL DATA

     For information regarding selected financial data, see the Summary of Financial Data on pages 16 and 17 of the 1999 Annual Report which is incorporated herein by reference. For a discussion of this Financial Data, see the Quarterly Financial Information on page 23, Analysis of Financial Condition and Operations on pages 24 and 25, Analysis of Operations on pages 26 through 28, Life Technologies, Inc. on pages 28 and 29, and Segment Data on pages 30 and 31 of the 1999 Annual Report which are incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information required by this item, see the Management Statement on page 15 and the Summary of Financial Data on pages 16 and 17 of the 1999 Annual Report which are incorporated herein by reference. For information concerning results of operations, see Analysis of Operations on pages 26 through 28, Life Technologies, Inc. on pages 28 and 29, Segment Data on pages 30 and 31, and Geographic Information on page 31 of the 1999 Annual Report which are incorporated herein by reference. For information on liquidity, reference the Events, Trends and Vulnerabilities and Liquidity footnotes in Analysis of Financial Condition and Operations on pages 24 and 25, the Working Capital discussion on page 32, the Property, Plant and Equipment footnote on page 33, the Short-term Debt footnote on page 33, and the Long-term Debt footnote on pages 38 and 39 of the 1999 Annual Report which are incorporated herein by reference. For information on capital resources, reference the Liquidity discussion in Analysis of Financial Condition and Operations on page 25, the Property, Plant and Equipment footnote on page 33, the Short-term Debt footnote on page 33, the Long-term Debt footnote on pages 38 and 39, and the Shareholders' Equity footnote on page 40 of the 1999 Annual Report which are incorporated herein by reference. For the discussion of legal proceedings pertaining to the Company, see Item 3, Legal Proceedings on page 4 of this Form 10-K, and the Contingencies footnote on page 34 of the 1999 Annual Report which are incorporated herein by reference. For information on environmental matters, see Events, Trends and Vulnerabilities footnote on pages 24 and 25, and the Environmental Liabilities footnote on page 35 of the 1999 Annual Report which are incorporated herein by reference.

     Pursuant to authority granted under the "Comprehensive Environmental Response, Compensation and Liability Act of 1980" and various other federal and state environmental laws, the U.S. Environmental Protection Agency (USEPA) and state environmental authorities identify sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Company is engaged in continuing negotiations with the USEPA and state authorities with regard to 18 such sites. Due to the uncertainty of the remedial measures to be adopted at various sites and the fact that imposition of joint and several liability is possible under various laws, the liability of the Company with respect to any site at which remedial measures have not been completed cannot be established with certainty. Based upon the information available at this time, the Company believes it has properly provided for its best estimate of the liabilities and that the outcome of these matters will not have a material adverse effect upon its financial condition, results of operations or cash flows in the future.

IMPACT OF THE YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's systems, equipment, or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculation causing disruption of operation, including, among other things, a temporary inability to properly manufacture products, process transactions, send invoices, or engage in similar normal business activities.

     During 1999 the Company completed a comprehensive project plan to identify and remediate as necessary internal information technology systems and intelligent devices containing embedded chips. As part of this project, the Company developed and tested detailed contingency and business continuation plans that identified workarounds in the event of a malfunction to a priority system or process. In addition, the Company identified suppliers of key goods and services, requested information about their year 2000 readiness and audited certain key suppliers for year 2000 readiness.

     To date, the Company has not experienced any significant adverse effects related to the year 2000 transition. All critical internal information technology systems made a seamless transition into the year 2000 and there were no notable problems with intelligent devices that may have been effected by faulty embedded chips or other year 2000 problems. The Company is not aware of any significant year 2000 problems at any of its customers nor has the Company noted any disruption in its supply chain related to year 2000 issues.

     The Company has spent approximately $5.7 million (approximately 53% expensed and 47% capitalized) as of December 31, 1999 to become year 2000 compliant. The Company believes that any additional resources needed to address year 2000 issues will not be material. The Company further believes that by having successfully executed its year 2000 plan, the possibility of significant interruptions of normal operations has been reduced. However, the possibility does exist for currently unidentified year 2000 problems to arise in the future that could have a material adverse effect on the Company.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Dexter is exposed to market risk related to changes in foreign currency exchange rates, interest rates and commodity prices, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. A discussion of the Company's accounting policies for derivative financial instruments is included in the Long-term Debt footnote on pages 38 and 39, and the Currency Exchange Effects footnote on page 35 of the 1999 Annual Report which are incorporated herein by reference.

     The Company has two interest rate exchange agreements in place with financial institutions to limit exposure to interest rate volatility. Additionally, the Company enters into forward foreign currency contracts to mitigate the risks of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The Company's currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, Swedish Krona and Japanese Yen. Selective translation exposures are hedged using foreign currency-denominated debt. The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices. At December 31, 1999, the company had no financial instruments outstanding as hedges of commodity price risk.

     These financial exposures are monitored and managed by Dexter as an integral part of Dexter's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on Dexter's results. The value of market risk sensitive financial instruments is subject to change as a result of movement in market rates and prices. Sensitivity analysis is one technique used to evaluate the impact of such possible movements on the valuation of these instruments. Based on a hypothetical ten-percent change in the value of business unit functional currencies at December 31, 1999, the company estimates that the fair market value of the forward foreign currency contracts would have changed by $4 million. Further, the impact on Dexter's future cash flow related to foreign currency-denominated debt would be $2.4 million.

     In addition, based on a hypothetical one percentage point decrease in interest rates at December 31, 1999, the company estimates that the fair market value of the interest rate exchange agreements would have decreased by $0.8 million. Changes in the fair market value of the forward foreign currency contracts and interest rate exchange agreements are substantially offset by changes in the fair value of the underlying hedged positions. Further, based on a hypothetical one percentage point decrease in interest rates at December 31, 1999, the company estimates that the fair market value of its fixed-rate long-term debt would have increased by $6 million, which includes the effect of interest rate exchange agreements. A hypothetical one percentage point increase in interest rates related to floating rate debt at December 31, 1999 would have decreased future pretax earnings and cash flow by $0.8 million annually.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Summary of Financial Data contained on pages 16 and 17, Financial Statements contained on pages 18 through 22, Quarterly Financial Information on page 23, Analysis of Financial Condition and Operations contained on pages 24 and 25, Analysis of Operations contained on pages 26 through 31, and Analysis of Financial Position contained on pages 32 through 41 of the Company's 1999 Annual Report which are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Within 24 months prior to the date of the most recent financial statements referred to above in Item 8, no Form 8-K under the Securities Exchange Act of 1934, as amended, reporting a change in accountants, has been required to be filed.

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements, as that term is defined under Federal Securities Laws and are subject to risks and uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. These forward-looking statements include, but are not limited to, statements about future growth in the Company's revenues and earnings and improvements in the markets served by the Company. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: unit volume growth substantially different from the Company's targeted range, the impact of competitive products and pricing, changes in the prices of raw materials, fluctuations in foreign currency rates, changes in laws and regulations, the possibility of adverse rulings by, or adverse developments in negotiations with, the government, and other risks identified in the Company's 1999 Annual Report in the section entitled Events, Trends and Vulnerabilities on pages 24 and 25 which are incorporated herein by reference.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding directors of the Company, see the section entitled "Proposal (1) Election of Directors" of the Proxy Statement to be filed separately with the Securities and Exchange Commission and which is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4a of Part I as required by Instruction 3 of Item 401(b) of Regulation S-K. For information required by Item 405 of Regulation S-K, see the section entitled "Certain Transactions and Legal Matters" of the Proxy Statement to be filed separately with the Securities and Exchange Commission and which is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION

     For information required by this item, see the section entitled "Compensation of Executive Officers" of the Proxy Statement to be filed separately with the Securities and Exchange Commission and which is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons, see the section entitled "Beneficial Ownership of the Company's Stock" of the Proxy Statement to be filed separately with the Securities and Exchange Commission and which is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain relationships and related transactions of directors, see the section entitled "Proposal (1) Election of Directors" of the Proxy Statement to be filed separately with the Securities and Exchange Commission and which is incorporated herein by reference.

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

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.  Financial Statements:
          The response to this item is set forth commencing on page F-1 of this report.
      2.  Financial Statement Schedule:
          The response to this item is set forth commencing on page F-1 of this report.
      3.  Exhibits:
          Exhibit 3A       --   Restated Certificate of Incorporation of Dexter Corporation,
                                filed with the Secretary of the State of Connecticut on June
                                26, 1990, was filed as Exhibit 3A-2 with the registrant's
                                Quarterly Report on Form 10-Q (File No. 1-5542) for the
                                quarter ended June 30, 1990, and is hereby incorporated
                                herein by reference.
          Exhibit 3A(1)    --   Amendment to the Restated Certificate of Incorporation of
                                the registrant, filed with the Secretary of State of
                                Connecticut on April 23, 1998, was filed as Exhibit 3A(1)
                                with the registrant's quarterly report on Form 10-Q (File
                                No. 1-5542) for the quarter ended March 31, 1998, and is
                                hereby incorporated herein by reference.
          Exhibit 3B       --   Bylaws of Dexter Corporation, as amended April 25, 1991,
                                were filed as Exhibit 3B with the registrant's report on
                                Form 10-Q (File No. 1-5542) for the quarter ended March 31,
                                1991, and is hereby incorporated herein by reference.
          Exhibit 4A       --   Rights Agreement dated as of August 23, 1996, between the
                                registrant and ChaseMellon Shareholder Services, L.L.C. was filed as Exhibit 4 to Form 8-K (File No. 1-5542), which was filed with the Securities and Exchange Commission on
                                September 9, 1996, and is hereby incorporated herein by
                                reference.
          Exhibit 4A(1)    --   Amendment dated October 4, 1999 to Rights Agreement, dated as of August 23, 1996, between the registrant and
                                ChaseMellon Shareholders Services, L.L.C. was filed as
                                Exhibit 4 to Form 8-K (File No. 1-5542), which was filed
                                with the Securities and Exchange Commission on October 13,
                                1999, and is hereby incorporated herein by reference.
          Exhibit 4A(2)    --   Amendment dated February 8, 2000, to Rights Agreement, dated as of August 23, 1996, between the registrant and
                                ChaseMellon Shareholder Services, L.L.C. was filed as
                                exhibit 4.3 to Form 8-A/A, which was filed with the
                                Securities and Exchange Commission on February 14, 2000, and
                                is hereby incorporated herein by reference.
          Exhibit 4B       --   Note Agreement, dated July 24, 1990, between the registrant and The Prudential Insurance Company of America was filed as
                                Exhibit 4C with the registrant's Quarterly Report on Form
                                10-Q (File No. 1-5542) for the quarter ended June 30, 1990, and is hereby incorporated herein by reference.
          Exhibit 4B(1)    --   Amendment, dated November 14, 1991, to the Note Agreement, dated July 24, 1990, was filed as Exhibit 4C(1) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1991, and is hereby
                                incorporated herein by reference.

          Exhibit 4B(2)    --   Amendment, dated February 9, 1993, to the Note Agreement,
                                dated July 24, 1990, was filed as Exhibit 4C(2) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1992, and is hereby
                                incorporated herein by reference.
          Exhibit 4B(3)    --   Amendment, dated September 30, 1993, to the Note Agreement, dated July 24, 1990, was filed as Exhibit 4C(3) with the
                                registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby
                                incorporated herein by reference.
          Exhibit 4C       --   Note Agreement, dated November 14, 1991, between the
                                registrant and The Prudential Insurance Company of America, was filed as Exhibit 4D with the registrant's report on Form
                                10-K (File No. 1-5542) for the fiscal year ended December
                                31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4C(1)    --   Amendment, dated February 9, 1993, to the Note Agreement,
                                dated November 14, 1991, was filed as Exhibit 4C(2) with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1992, and is hereby
                                incorporated herein by reference.
          Exhibit 4C(2)    --   Amendment, dated September 30, 1993, to the Note Agreement, dated November 14, 1991, was filed as Exhibit 4D(2) with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby
                                incorporated herein by reference.
          Exhibit 4D       --   Master Shelf Agreement, dated September 30, 1993, between
                                the registrant and The Prudential Insurance Company of
                                America, as amended and restated on December 17, 1993, was filed as Exhibit 4E with the registrant's report on Form
                                10-K (File No. 1-5542) for the fiscal year ended December
                                31, 1993, and is hereby incorporated herein by reference.
          Exhibit 4E       --   Five Year, $300,000,000 Credit Agreement among Dexter
                                Corporation, The First National Bank of Chicago, Bank of
                                America National Trust and Savings Association, Fleet
                                National Bank, and the Lenders named therein, dated December
                                15, 1998, was filed as Exhibit 4E to Form 8-K (File No.
                                1-5542) which was filed with the Securities and Exchange
                                Commission on January 12, 1999, and is hereby incorporated herein by reference.
          Exhibit 4E(1)    --   Amendment dated February 8, 1999, to the Five Year,
                                $300,000,000 Credit Agreement dated December 15, 1998.
          Exhibit 4E(2)    --   Amendment dated September 20, 1999, to the Five Year
                                $300,000,000 Credit Agreement dated December 15, 1998.
          Exhibit 4F       --   364 Day, $300,000,000 Credit Agreement among Dexter
                                Corporation, The First National Bank of Chicago, Bank of
                                America National Trust and Savings Association, Fleet
                                National Bank, and the Lenders named therein, dated December
                                15, 1998, was filed as Exhibit 4F to Form 8-K (File No.
                                1-5542) which was filed with the Securities and Exchange
                                Commission on January 12, 1999, and is hereby incorporated herein by reference.
          Exhibit 4F(1)    --   Amendment dated February 8, 1999, to the 364 day,
                                $300,000,000 Credit Agreement dated December 15, 1998.
          Exhibit 4F(2)    --   Commitment Reduction Notice dated February 26, 1999, which amends the 364 Day Credit Agreement dated December 15, 1998.

               Exhibit 4F(3)       --         Amendment dated September 20, 1999 to the 364 Day Credit Agreement dated
                                              December 15, 1998.
               Exhibit 10A         --         Agreement, dated September 20, 1999, between the registrant and K. Grahame
                                              Walker. Omitted pursuant to the Instruction to item 601(10)(iii) of Regulation
                                              S-K and Rule 12b-31 under the Securities Exchange Act of 1934 are copies of nine other agreements between the registrant and the following named executive officers, each of which agreements is substantially identical to Exhibit 10A in all material respects except as to the individual party thereto and the identification of his/her position with the registrant: Bruce H. Beatt, John B.
                                              Blatz, Kathleen Burdett, David G. Gordon, John B. Lockwood, Lawrence D.
                                              McClure, Rosanne S. Potter, Dale J. Ribaudo, and John D. Thompson.
               Exhibit 10B         --         Agreement, dated September 20, 1999, between the registrant and Ronald C.
                                              Benham. Omitted pursuant to the Instruction to Item 601(10)(iii) of Regulation
                                              S-K and Rule 12b-31 under the Securities Exchange Act of 1934 are copies of two other agreements between the registrant and the following named executive officers, each of which agreements is substantially identical to Exhibit 10B in all material respects except as to the individual party thereto and the identification of his position with the registrant: Jeffrey W. McClelland and
                                              A. Duncan Middleton.
               Exhibit 10C         --         Dexter Corporation's Executive Supplemental Retirement Plan, as amended and restated and effective January 1, 1989, was filed as Exhibit 10F(1) to the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended
                                              December 31, 1991, and is hereby incorporated herein by reference.
               Exhibit 10C(1)      --         Amendment, dated October 22, 1993, to Dexter Corporation's Executive
                                              Supplemental Retirement Plan, was filed as Exhibit 10D(2) with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended September
                                              30, 1993, and is hereby incorporated herein by reference.
               Exhibit 10C(2)      --         Amendment, dated January 1, 2000, to Dexter Corporation's Executive
                                              Supplemental Retirement Plan.
               Exhibit 10D         --         Dexter Corporation's 1988 Stock Option Plan, was filed as Exhibit 28(d) to the registrant's Registration Statement on Form S-8 (File No. 33-27597) dated March
                                              17, 1989, and is hereby incorporated herein by reference.
               Exhibit 10E         --         Dexter Corporation's Executive Deferred Compensation Benefit Plan, as amended, was filed as Exhibit 10G to the registrant's report on Form 10-K (File No.
                                              1-5542) for the fiscal year ended December 31, 1996, and is hereby incorporated herein by reference.
               Exhibit 10F         --         Dexter Corporation's Amended and Restated Retirement Equalization Plan was
                                              filed as Exhibit 10F to the registrant's report on Form 10-K (File No. 1-5542)
                                              for the fiscal year ended December 31, 1998, and is hereby incorporated herein by reference.
               Exhibit 10G         --         Dexter Corporation's Transferred Executives' Supplemental Retirement Program,
                                              as amended and restated, was filed as Exhibit 10J with the registrant's report on Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.

               Exhibit 10G(1)      --         Amendment, dated January 1, 2000, to Dexter Corporation's Transferred
                                              Executives' Supplemental Retirement Program.
               Exhibit 10H         --         Dexter Corporation's 1994 Long-Term Incentive Plan was filed as Exhibit 10K with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended March 31, 1994, and is hereby incorporated herein by reference.
               Exhibit 10I         --         Dexter Corporation's 1994 Stock Plan for Outside Directors was filed as Exhibit
                                              10L with the registrant's quarterly report on Form 10-Q (File No. 1-5542) for the quarter ended March 31, 1994, and is hereby incorporated herein by reference.
               Exhibit 10I(1)      --         Amendment, dated February 26, 1999, to Dexter Corporation's 1994 Stock Plan for
                                              Outside Directors was filed as exhibit 10I(1) with the registrants' report on
                                              Form 10-K (File No. 1-5542) for the fiscal year ended December 31, 1998, and is hereby incorporated herein by reference.
               Exhibit 10J         --         Dexter Corporation's 1996 Non-Employee Director's Stock Plan was filed as
                                              Exhibit 10L with the registrant's quarterly report on Form 10-Q (File No.
                                              1-5542) for the quarter ended March 31, 1996, and is hereby incorporated herein by reference.
               Exhibit 10J(1)      --         Amendment, dated April 24, 1997, to Dexter Corporation's 1996 Non-Employee
                                              Director's Stock Plan was filed as Exhibit 10J(1) to the registrant's report on
                                              Form 10-K (File No. 1-5542) for the fiscal period ended December 31, 1997, and is hereby incorporated herein by reference.
               Exhibit 10K         --         Dexter Corporation's Senior Management Executive Incentive Plan was filed as
                                              Exhibit 10M with the registrant's quarterly report on Form 10-Q (File No.
                                              1-5542) for the quarter ended March 31, 1996, and is hereby incorporated herein by reference.
               Exhibit 10L         --         Dexter Corporation's 1999 Long-Term Incentive Plan was filed as Exhibit 4.1 to the registrant's registration statement on Form S-8 (File No. 333-76873) dated
                                              April 22, 1999 and is hereby incorporated herein by reference.
               Exhibit 13          --         Dexter Corporation's 1999 Annual Report to Shareholders.
               Exhibit 21          --         Subsidiaries of the Registrant.
               Exhibit 23          --         Consent of Certified Public Accountants.
               Exhibit 27          --         Financial Data Schedule.
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

Dated: March 14, 2000

                                          DEXTER CORPORATION
                                          (Registrant)

                                          By: /s/ Kathleen Burdett
                                            ------------------------------------
                                            Kathleen Burdett
                                            Vice President and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2000:


/s/ K. Grahame Walker                                  Chairman; Director
---------------------------------------------------    (principal executive officer)
K. Grahame Walker

/s/ Kathleen Burdett                                   Vice President and Chief Financial Officer
---------------------------------------------------    (principal financial officer)
Kathleen Burdett

/s/ Dale J. Ribaudo                                    Vice President and Controller
---------------------------------------------------    (principal accounting officer)
Dale J. Ribaudo

/s/ Charles H. Curl                                    Director
---------------------------------------------------
Charles H. Curl

/s/ Henrietta Holsman Fore                             Director
---------------------------------------------------
Henrietta Holsman Fore

/s/ Bernard M. Fox                                     Director
---------------------------------------------------
Bernard M. Fox

/s/ Robert M. Furek                                    Director
---------------------------------------------------
Robert M. Furek

                                                       Director
---------------------------------------------------
Martha Clark Goss

/s/ Edgar G. Hotard                                    Director
---------------------------------------------------
Edgar G. Hotard

/s/ Peter G. Kelly                                     Director
---------------------------------------------------
Peter G. Kelly

/s/ Jean-Francois Saglio                               Director
---------------------------------------------------
Jean-Francois Saglio

/s/ George M. Whitesides                               Director
---------------------------------------------------
George M. Whitesides

                      THIS PAGE INTENTIONALLY LEFT BLANK.

                                    INDEX TO
                       FINANCIAL STATEMENTS AND SCHEDULES

                                                                   PAGE
                                                                -----------
Report of Independent Accountants...........................        F-2

                                                                1999 ANNUAL
FINANCIAL STATEMENTS                                            REPORT PAGE
------------------------------------------------------------    -----------
  Summary of Financial Data.................................       16-17
  Statement of Income.......................................        18
  Statement of Cash Flows...................................        19
  Statement of Financial Position...........................       20-21
  Statement of Changes in Shareholders' Equity..............        22
  Quarterly Financial Information...........................        23
  Analysis of Financial Condition and Operations............       24-25
  Analysis of Operations....................................       26-31
  Analysis of Financial Position............................       32-41

FINANCIAL STATEMENT SCHEDULE
-------------------------
  Schedule II  Valuation and Qualifying Accounts............        F-3

                   ------------------------------------------

       Schedules other than those listed above are omitted for the reason that the information required on such schedules is contained in the Company's 1999 Annual Report to Shareholders, elsewhere in Form 10-K or they are not required or are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Dexter Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 of this Form 10-K, present fairly, in all material respects, the consolidated financial position of Dexter Corporation at December 31, 1999, 1998, and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule, are the responsibility of Dexter Corporation's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                /s/ PricewaterhouseCoopers LLP

                                                PricewaterhouseCoopers LLP

Hartford, Connecticut
February 28, 2000

                                                                     SCHEDULE II

                               DEXTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                  COLUMN C
                 COLUMN A                    COLUMN B            ADDITIONS             COLUMN D      COLUMN E
------------------------------------------  ----------    ------------------------    ----------    ----------
                                            BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                            BEGINNING     COSTS AND       OTHER                       END OF
               DESCRIPTION                  OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
               -----------                  ----------    ----------    ----------    ----------    ----------
1999
Environmental Reserve.....................   $15,316                                    $2,321       $12,995
Restructuring Reserve.....................       471        $2,430                       1,670         1,231
Allowance for Doubtful Accounts...........     7,112         1,526                       3,646(a)      4,992
                                             -------        ------                      ------       -------
                                             $22,899        $3,956                      $7,637       $19,218
                                             =======        ======                      ======       =======
1998
Environmental Reserve.....................   $15,825                                    $  509       $15,316
Restructuring Reserve.....................        34                                      (437)(b)       471
Allowance for Doubtful Accounts...........     7,663        $  910                       1,461         7,112
                                             -------        ------                      ------       -------
                                             $23,522        $  910                      $1,533       $22,899
                                             =======        ======                      ======       =======
1997
Environmental Reserve.....................   $16,336                                    $  511       $15,825
Restructuring Reserve.....................        74                                        40            34
Allowance for Doubtful Accounts...........     6,620        $2,240         $123(c)       1,320         7,663
                                             -------        ------         ----         ------       -------
                                             $23,030        $2,240         $123         $1,871       $23,522
                                             =======        ======         ====         ======       =======

---------------
(a) Includes divestitures of $2,814.

(b) Due to recovery of insurance claim.

(c) Due to acquisitions.