Form 10-Q
period 2000-03-31
DEXTER CORP
filed 2000-05-05
CIK 28582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

          CLASS                             Outstanding at April 28, 2000

COMMON STOCK, PAR VALUE $1                              23,107,622 SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 -   Financial Statements

           Reference is made to the following condensed consolidated financial statements, which are incorporated herein by reference:

           (a) Exhibit 99a - Condensed Statement of Income for the three months ended March 31, 2000 and 1999.

           (b) Exhibit 99b - Condensed Statement of Financial Position as of March 31, 2000, December 31, 1999, and March 31, 1999.

           (c) Exhibit 99c - Condensed Statement of Cash Flows for the three months ended March 31, 2000 and 1999.

           (d) Exhibit 99d - Condensed Statement of Comprehensive Income for the three months ended March 31, 2000 and 1999.

           (e) Exhibit 99e - Net Sales and Operating Income by Segment for the three months ended March 31, 2000 and 1999.

           (f)   Exhibit 99f - Notes to Condensed Consolidated Financial
                 Statements.

           The unaudited financial data included herein as of March 31, 2000 and 1999, and for the three-month periods then ended, have been reviewed by the registrant's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached. This report is not a report within the meaning of Section 7 and 11 of the Securities Act of 1933 and the independent accountants' liability under Section 11 does not extend to it.

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Analysis of Operations

The Company reported first quarter 2000 net income of $12.4 million, or $.54 per share on a diluted basis. This is a 20% increase over comparable earnings from operations of $10.4 million, or $.45 per share diluted, excluding the gain on divestiture of product lines, in the first quarter of 1999. First quarter 2000 earnings were reduced by the negative impact of $.03 per share for costs associated with an unsolicited merger proposal and proxy contest and by $.01 per share due to the net negative effect of divestitures and acquisitions. Lower noncash amortization charges,

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Analysis of Operations, continued

associated with Dexter's increased ownership of Life Technologies, Inc., favorably impacted the first quarter 2000 earnings by $.05 per share compared with the first quarter of 1999.

In the first quarter of 1999, Dexter sold its Packaging Coatings business, including Dexter SAS, its French industrial coatings subsidiary, and its 40% interest in AKZO Dexter Aerospace Finishes VoF resulting in a gain of $2.53 per share. Including the gain, net income for the first quarter of 1999 was $68.8 million, or $2.98 per share diluted.

Sales in the first quarter of 2000 were $261.8 million, a decrease of 6%, compared with sales of $279.9 million in the first quarter of 1999. Strong volume increases of 10% were more than offset by a 15% decrease due to the net effect of divestitures and acquisitions and a 1% negative effect from currency translation rates. Average selling prices remained largely unchanged.

Sales in the Life Sciences segment increased $9.2 million, or 9%, in the first quarter of 2000 compared with the same period last year principally due to sales of products other than fetal bovine serum.

Sales in the Nonwovens segment increased $6.4 million, or 9%, in the first quarter of 2000 compared with the first quarter of 1999 primarily due to stronger sales of wet wipes.

Sales of ongoing businesses in the Specialty Polymers segment increased $9.0 million, or 13%, in the first quarter of 2000 compared with the same period last year primarily due to stronger sales of electronic encapsulation materials and magnetic products.

Consolidated gross margin of 39.2% for the first quarter of 2000, stated as a percentage of sales, increased 2.1 percentage points from 37.1% in the first quarter of 1999. This improvement was principally the result of increased volume, lower amortization cost, and the divestiture of the lower gross margin Packaging Coatings business in the first quarter of 1999.

Marketing and administrative costs in the first quarter of 2000 were comparable to the same period last year. Increased marketing and administrative costs at Life Technologies, Inc. and increased corporate expenses relating to costs associated with the unsolicited merger proposal and proxy contest were offset by lower expenses resulting from the divestitures in 1999.

Research and development expense decreased $1.9 million, or 14%, in the first quarter of 2000 compared with the first quarter of 1999 primarily due to the divestiture of the Packaging Coatings business.

Other income of $2.8 million in the first quarter of 2000 increased $0.6 million, or 30%, compared with the first quarter of 1999. This increase was primarily due to higher income from noncompetition agreements resulting from divestitures.

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Analysis of Operations, continued

Interest expense of $5.4 million for the first quarter of 2000 decreased $1.0 million, or 16%, compared with $6.4 million in the first quarter of 1999. This decrease was primarily due to higher average borrowings in the first quarter of 1999 resulting from the acquisition of an additional 22% ownership of Life Technologies, Inc. in December 1998. These borrowings were repaid at the beginning of March 1999 with proceeds received from the divestiture of the Packaging Coatings business.

The effective tax rate in the first quarter of 2000 was 34% compared with 36% in the first quarter of 1999.


Analysis of Financial Condition

Accounts receivable as of March 31, 2000 were $194 million, an increase of $22.5 million compared with $171.5 million at March 31, 1999. This increase was primarily due to increased sales of ongoing businesses of $23.8 million in the first quarter of 2000 compared with the same period last year.

Excess of cost over net assets of businesses acquired (excess acquisition cost) as of March 31, 2000 was $136.6 million, an increase of $24.4 million and $14.4 million, respectively, compared with $112.2 million at December 31, 1999 and $122.2 million at March 31, 1999. The increase from December 31, 1999 was primarily due to Dexter acquiring additional shares of Life Technologies, Inc.
(LTI) since year-end 1999. The increase from March 31, 1999 was primarily related to Dexter's increased ownership of LTI, partially offset by a decrease attributable to the divestiture of the printed wiring board product line in November 1999, and amortization charges.

Patents, technology, trademarks, and covenants as of March 31, 2000 were $124.2 million, an increase of $10.4 million, compared with $113.8 million as of December 31, 1999. This increase was primarily due to Dexter's increased ownership of LTI.

Accounts payable of $69.5 million as of March 31, 2000, decreased $7.7 million compared with $77.2 million at March 31, 1999. This decrease was primarily due to the divestiture of the printed wiring board product line.

Accrued liabilities and taxes as of March 31, 2000 were $107.7 million, a decrease of $24.7 million compared with $132.4 million at March 31, 1999. This decrease was primarily due to payments of accrued taxes related to the sale of the Packaging Coatings business.

Total debt (long-term, current installments, and short-term) was $301.2 million as of March 31, 2000, an increase of $63.8 million and $49.2 million, respectively, compared with $237.4 million at December 31, 1999 and $252 million at March 31, 1999. These increases were primarily due to borrowings related to the acquisition of additional shares of LTI.

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations, continued

Analysis of Financial Condition   (continued)

Long-term deferred income taxes were $51.6 million as of March 31, 2000, an increase of $4.2 million and $6.2 million, respectively, compared with $47.4 million at December 31, 1999 and $45.4 million at March 31, 1999. These increases were primarily due to increased deferred income taxes related to Dexter's increased ownership of LTI.

Minority interests of $83.9 million as of March 31, 2000 decreased $8.6 million compared with $92.5 million as of December 31, 1999. This decrease was primarily due to Dexter's increased ownership of LTI. Since year-end 1999, Dexter's ownership of LTI has increased to approximately 75%.


Liquidity and Capital Resources

The Company's liquidity is strong and ample lines of credit are available to the Company and its subsidiaries. As shown in the Condensed Statement of Cash Flows, cash provided from operations of $5.9 million and financing activities of $60.5 million exceeded the cash needed for investments of $58.6 million, thereby increasing cash for the first three months of 2000 by $7.8 million.

Net income, after adjustments for depreciation, amortization, income taxes not due, and minority interests were the principal source of cash from operations in 2000 totaling $40.5 million. Working capital increases of $33.3 million were the principal use of cash from operations.

Investment activity for the first three months of 2000 included cash expenditures for acquisitions of $47.1 million primarily related to Dexter purchasing additional shares of LTI in 2000, and capital expenditures of $10.4 million.

Financing activities for the first three months of 1999 included new long-term and short-term debt, net, of $64.8 million, which was primarily used to fund investments including additional shares of LTI, and dividend payments of $5.9 million.

The Company plans to meet its future working capital and capital expenditure needs with funds provided from operations, the reduction of short-term securities and, as needed, short-term and long-term borrowings.



Forward-Looking Statements

Any statements in this report that are not historical facts are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. These and other risks are detailed in the Company's filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION


Item 5 - Other Information

         Effective in April 2000, Ms. Rosanne S. Potter was appointed Vice President-Treasurer of the Company. Prior to her appointment, Ms. Potter was Treasurer of the Company.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re:
         Incorporation of Accountants' Report

         Exhibit 27 of Part 1 - Financial Data Schedule

         Exhibit 99 of Part 1 - First Quarter 2000 Financial Statements and
         Notes

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DEXTER CORPORATION
                                       (Registrant)


Date  May 5, 2000                      /s/ Kathleen Burdett
      -----------                      ------------------------------------
                                       Kathleen Burdett
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)





Date  May 5, 2000                      /s/ Dale J. Ribaudo
      -----------                      ------------------------------------
                                       Dale J. Ribaudo
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.

   15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

   27         Financial Data Schedule

   99         First Quarter 2000 Financial Statements and Notes