Form 10-Q
period 2000-06-30
DEXTER CORP
filed 2000-07-21
CIK 28582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _________________ to _________________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                       Outstanding at June 30, 2000
----------------------------                      ----------------------------
COMMON STOCK, PAR VALUE $1                             23,195,195    SHARES

                                     PART I

                              FINANCIAL INFORMATION

Item 1 -     Financial Statements

             Reference is made to the following condensed consolidated financial statements, which are incorporated herein by reference:

              (a) Exhibit 99a - Condensed Statement of Income for the three and six-month periods ended June 30, 2000 and 1999.

              (b) Exhibit 99b - Condensed Statement of Financial Position as of
                  June 30, 2000, December 31, 1999, and June 30, 1999.

              (c) Exhibit 99c - Condensed Statement of Cash Flows for the
                  six-month periods ended June 30, 2000 and 1999.

              (d) Exhibit 99d - Condensed Statement of Comprehensive Income for
                  the three and six-month periods ended June 30, 2000 and 1999.

              (e) Exhibit 99e - Net Sales and Operating Income by Segment for
                  the three and six-month periods ended June 30, 2000 and 1999.

              (f) Exhibit 99f - Notes to Condensed Consolidated Financial
                  Statements.

             The unaudited financial data included herein as of June 30, 2000 and 1999, and for the three and six-month periods then ended, have been reviewed by the registrant's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached. This report is not a report within the meaning of Section 7 and 11 of the Securities Act of 1933 and the independent accountants' liability under Section 11 does not extend to it.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Analysis of Operations

The Company reported second quarter 2000 earnings from operations of $15.3 million, or $.66 per share on a diluted basis. Excluded from operations are the gain on divestiture of product lines and costs related to the unsolicited merger proposal and proxy contest, which net to additional earnings of $.09 per share in the second quarter of 2000. The $.66 per share from operations represents a 10% increase over net income of $13.7 million, or $.60 per share diluted, in the second quarter of 1999.

Second quarter 2000 earnings from operations include the negative impact of $.05 per share due to lower earnings at the Company's cogeneration facility (cogen), caused primarily by decreased contractual pricing for the supply of electrical power to third parties and a loss of revenue during a scheduled major maintenance shutdown, and the negative effect of $.02 per share due to the net effect of divestitures and acquisitions. Lower noncash amortization charges, associated with

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Analysis of Operations, continued

Dexter's increased ownership of Life Technologies, Inc., favorably impacted the second quarter 2000 earnings by $.01 per share compared with the second quarter of 1999.

Included in the second quarter 2000 overall results was a pretax gain of $7.0 million, or $.20 per share, for adjustments to recorded gains on the divestiture of product lines in 1999. In addition, the second quarter of 2000 included pretax charges of $4.0 million, or $.11 per share, for costs associated with an unsolicited merger proposal and proxy contest. Including the net pretax gain from these two items of $3.0 million, or $.09 per share, net income for the second quarter of 2000 was $17.4 million, or $.75 per share diluted.

Sales in the second quarter of 2000 were $268.2 million, an increase of 5%, compared with sales of $256.1 million in the second quarter of 1999. Strong volume increases of 10% were partially offset by a 3% decrease due to the net effect of divestitures and acquisitions, a 1% decrease in average selling prices, and a 1% negative effect from currency translation rates.

Sales for the first six months of 2000 were $530.0 million, a 1% decrease compared with sales of $536.0 million for the same period last year. Strong volume increases of 10% were more than offset by the combination of a 10% decrease due to the net effect of divestitures and acquisitions and a 1% unfavorable effect from currency translation rates. Average selling prices remained largely unchanged.

Earnings from operations for the first six months of 2000 were $28.4 million, or $1.23 per share diluted, excluding the gain on divestiture of product lines and unsolicited merger proposal and proxy contest costs. This represented a 17% increase over earnings from operations of $24.1 million, or $1.05 per share diluted, for the first six months of 1999, excluding the gain on divestiture of product lines. First half 2000 earnings from operations include the negative impact of $.05 per share lower second quarter earnings for cogen due to decreased contractual pricing and a scheduled major maintenance shutdown, and the impact of $.03 per share due to the negative effect of divestitures and acquisitions. Lower noncash amortization charges, associated with Dexter's increased ownership of Life Technologies, Inc., favorably impacted the first six months of 2000 earnings by $.06 per share compared with the first six months of 1999.

Net income for the first six months of 2000 was $29.8 million, or $1.29 per share diluted. This includes a gain of $.20 per share for adjustments to recorded gains on the 1999 divestiture of product lines and a charge of $.14 per share for costs incurred from an unsolicited merger proposal and proxy contest. This compares with net income of $82.6 million, or $3.58 per share diluted, for the first six months of 1999 which includes a gain on divestiture of product lines of $2.53 per share which occurred in the first quarter of 1999.

Sales in the Life Sciences segment increased $10.3 million, or 10%, in the second quarter of 2000 and $19.6 million, or 10%, for the first six months of 2000 compared with the same periods last year principally due to sales of products other than fetal bovine serum. Volume increases of 12% and 11% for the second quarter and first half of 2000, respectively, were somewhat offset by negative currency impacts.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Analysis of Operations, continued

Sales in the Nonwovens segment for the second quarter of 2000, excluding the unfavorable effect from cogen, were 3% greater compared with sales for the second quarter of 1999. This increase was primarily due to stronger sales of wet wipes partially offset by the unfavorable effect of currency translation rates and lower pricing. Completely offsetting this net 3% increase were lower sales at cogen primarily due to the contract pricing change and the scheduled maintenance shutdown. Sales for the first six months of 2000 increased $6.3 million, or 4%, compared with the same period last year principally due to stronger sales of wet wipes partially offset by the unfavorable effect from currency translation rates, lower pricing, and lower cogen revenues.

Sales of ongoing businesses in the Specialty Polymers segment increased $11.5 million, or 16%, in the second quarter of 2000 and $20.5 million, or 15%, for the first six months of 2000 compared with the same periods last year. These increases were primarily due to stronger sales of electronic encapsulation materials and magnetic products.

Consolidated gross margin was 39.8% for the second quarter of 2000, stated as a percentage of sales, compared with 39.9% in the second quarter of 1999. The favorable impact of increased volume on gross margins was offset by the negative impact of the cogen contractual price change and the scheduled maintenance shutdown. Gross margin of 39.5% for the first six months of 2000 increased 1.1 percentage points compared with 38.4% for the same period last year principally the result of increased volume, lower amortization cost, and the divestiture of lower gross margin business in 1999.

Marketing and administrative costs increased $0.6 million, or 1%, in the second quarter of 2000 compared with the second quarter of 1999 due to higher marketing and administrative expenses at Life Technologies, Inc., which were mostly offset by the elimination of costs associated with divestitures in 1999. Marketing and administrative costs for the first six months of 2000 were comparable to the same period last year. Lower overall marketing and administrative costs resulting from divestitures in 1999 were offset by higher costs at Life Technologies, Inc.

Research and development expense increased $0.7 million, or 6%, in the second quarter of 2000 compared with the second quarter of 1999 principally due to higher research and development expense at Life Technologies, Inc. Research and development expense decreased $1.2 million, or 4%, for the first six months of 2000 compared with the same period last year primarily due to divestitures in 1999 partially offset by higher research and development expense at Life Technologies, Inc.

Other income increased $1.0 million, or 23%, for the first six months of 2000 compared with the same period last year primarily attributable to higher income from non-competition agreements resulting from divestitures and higher interest income.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Analysis of Operations, continued

Interest expense of $5.9 million in the second quarter of 2000 increased $1.2 million, or 25% compared with $4.7 million in the second quarter of 1999. This increase was primarily due to higher average borrowings in the second quarter of 2000 resulting from the acquisition of additional ownership of Life Technologies, Inc. in the first quarter of 2000 and higher interest rates.

The effective tax rate in the second quarter of 2000 and first six months of 2000 was 34% compared with 34.2% in the second quarter of 1999 and 35.7% for the first six months of 1999.

As previously announced, on June 20, 2000, the Company reported that it had signed two definitive asset sales agreements for a total of $675 million in cash. The first agreement covers the sale of the Company's Electronic Materials, Adhesives and Polymer Systems businesses to Loctite Corporation (a member of the Henkel Group) for $400 million in cash. The second agreement covers the sale of the Company's Nonwoven Materials business to Ahlstrom Paper Group Oy for $275 million in cash.

Additionally, on July 9, 2000, the Company announced it had signed a definitive agreement with Invitrogen Corporation providing for a merger of Dexter into Invitrogen in which all Dexter outstanding shares will be converted into $62.50 per share in cash and Invitrogen stock. In addition, Invitrogen has also agreed to a merger with Life Technologies, Inc., in which shares of Life Technologies, Inc. will be converted into $60 per share in cash and Invitrogen stock. Dexter currently owns approximately 75 percent of Life Technologies' stock.

Analysis of Financial Condition

Prepaid and deferred expenses as of June 30, 2000 were $40.3 million, an increase of $7.8 million and $16.1 million, respectively, compared with $32.5 million at December 31, 1999 and $24.2 million at June 30, 1999. The increase from December 31, 1999 was primarily due to costs related to the proposed asset sales and merger. The increase from June 30, 1999 was primarily due to increased deferred tax expense related to Dexter's increased ownership of Life Technologies, Inc. (LTI) and the proposed asset sales and merger.

Excess of cost over net assets of businesses acquired (excess acquisition cost) as of June 30, 2000 was $134.1 million, an increase of $21.9 million and $11.3 million, respectively, compared with $112.2 million at December 31, 1999 and $122.8 million at June 30, 1999. The increase from December 31, 1999 was primarily due to Dexter acquiring additional shares of LTI since year-end 1999. The increase from June 30, 1999 was primarily related to Dexter's increased ownership of LTI, partially offset by a decrease attributable to the divestiture of the printed wiring board product line in November 1999, and amortization charges.

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Analysis of Financial Condition, continued

Total debt (long-term, current installments, and short-term) was $305.9 million as of June 30, 2000, an increase of $68.5 million and $52.9 million, respectively, compared with $237.4 million at December 31, 1999 and $253.0 million at June 30, 1999. These increases were primarily due to borrowings related to the acquisition of additional shares of LTI.

Long-term deferred income taxes were $51.9 million as of June 30, 2000, an increase of $4.5 million and $6.4 million, respectively, compared with $47.4 million at December 31, 1999 and $45.5 million at June 30, 1999. These increases were primarily due to increased deferred income taxes related to Dexter's increased ownership of LTI.

Liquidity and Capital Resources

The Company's liquidity is strong and ample lines of credit are available to the Company and its subsidiaries. As shown in the Condensed Statement of Cash Flows, cash provided from operations of $39.5 million and financing activities of $60.0 million exceeded the cash needed for investments of $71.5 million, thereby increasing cash for the first three months of 2000 by $28.0 million.

Net income, after adjustments for depreciation, amortization, income taxes not due, and minority interests were the principal source of cash from operations in 2000 totaling $69.6 million. Working capital increases of $22.7 million were the principal use of cash from operations.

Investment activity for the first six months of 2000 included cash expenditures for acquisitions of $47.7 million primarily related to Dexter purchasing additional shares of LTI in 2000 and capital expenditures of $22.7 million.

Financing activities for the first six months of 2000 included new long-term and short-term debt, net, of $70.1 million, which was primarily used to fund investments, including additional shares of LTI, and dividend payments of $11.9 million.

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

                                     PART II

                                OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on July 14, 2000, where the following actions were taken:

    (a) The re-election to the Board of Directors of Mr. Charles H. Curl, President of Curl & Associates; Mr. Peter G. Kelly, Esq., Senior Principal of Updike, Kelly & Spellacy; and Mr. Jean-Francois Saglio, President of ERSO.

           The votes for each director were as follows:

           Director                        For                    Against
           --------                        ---                    -------
           Charles H. Curl              12,894,694               2,361,587
           Peter G. Kelly               12,882,748               2,349,641
           Jean-Francois Saglio         12,894,898               2,361,791

    (b) The selection of PricewaterhouseCoopers LLP as auditors of the Company for the year 2000 was ratified.

           The votes for selection of PricewaterhouseCoopers LLP were as follows:

           For                          Against                  Abstain
           ---                          -------                  -------
           15,231,329                    14,621                   10,808

Item 6  -  Exhibits and Reports on Form 8-K


    (a)    Exhibits

           Exhibit 15 of Part 1 - Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

           Exhibit 27 of Part 1 - Financial Data Schedule

           Exhibit 99 of Part 1 - Second Quarter 2000 Financial Statements and Notes

    (b)    Reports on Form 8-K

           On June 22, 2000, two separate reports on Form 8-K (File No. 1-5542) were filed for Item 5, Other Events, pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           On July 10, 2000, a report on Form 8-K (File No. 1-5542) was filed for Item 5, Other Events, pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DEXTER CORPORATION
                                      (Registrant)

        July 21, 2000                  /s/ Kathleen Burdett
Date....................               ....................

                                      Kathleen Burdett
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)





        July 21, 2000                  /s/ Dale J. Ribaudo
Date.....................              ....................
                                      Dale J. Ribaudo
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS





Exhibit No.

     15 Letter to Securities and Exchange Commission re: Incorporation of Accountants' Report

     27   Financial Data Schedule

     99   Second Quarter 2000 Financial Statements and Notes